Form 10QSB
period 1999-09-30
SIMEX TECHNOLOGIES INC
filed 1999-11-12
CIK 1089499

                                   Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                 --------------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-26599



                            SIMEX Technologies, Inc.
        (Exact name of Small Business Issuer as specified in its charter)


     Delaware                                                                                  58-2465647
(State or other Jurisdiction of Incorporation or Organization)                             (I. R. S. Employer
                                                                                          Identification No.)

                         Suite 995, 3475 Lenox Road, NE
                             Atlanta, Georgia 30326
                    (Address of principal executive offices)


Issuer's telephone number,
including area code:  (404) 812-3130






Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $0.001, at November 4, 1999, was 12,824,000 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                              September 30,
ASSETS                                                             1999
                                                               -----------
                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                  $    217
    Trade accounts receivable, less allowance for
      doubtful accounts of $66 in 1999                            5,675
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                      1,983
    Inventories                                                   1,233
    Other receivables                                               380
    Prepaid expenses and other current assets                        14
                                                               --------
        Total current assets                                      9,502

Notes receivable - officers                                         230
Investments                                                       1,321
Investments in affiliated companies                                 274
Property, plant and equipment, less accumulated
   depreciation of $2,787                                         5,382
Other assets                                                         10
Goodwill, less accumulated amortization of $333                   3,381
                                                               --------

              Total assets                                     $ 20,100
                                                               ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable - bank                                        $  3,054
    Current portion of long-term debt                             2,824
    Accounts payable                                              2,637
    Accrued salaries and wages                                      518
    Accrued taxes other than income                                 924
    Accrued income taxes                                            172
    Other current liabilities                                       215
                                                               --------
        Total current liabilities                                10,344
Long-term debt, less current portion                              2,883
Deferred income taxes                                               650
Other liabilities                                                    67
                                                               --------
       Total liabilities                                         13,944
                                                               --------
Shareholders' equity:
   Preferred stock, $.001 par value. Authorized 5,000
       shares, none issued or outstanding                            --
  Common stock, $.001 par value. Authorized 50,000
        shares; 12,824  shares issued and outstanding                13
  Additional paid-in capital                                      6,432
  Retained earnings                                                 203
  Accumulated other comprehensive loss - foreign
    currency translation adjustment                                (492)
                                                               --------
       Total shareholders' equity                                 6,156
                                                               --------
         Total liabilities and shareholders' equity            $ 20,100
                                                               ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)


                                                 Three months Ended September 30,    Nine months ended September 30,
                                                 --------------------------------    -------------------------------

                                                      1999          1998                  1999          1998
                                                      ----          ----                  ----          ----

Revenues                                            $  7,116         7,317                23,291        17,610
Cost of revenues                                       5,698         5,942                18,805        14,141
                                                    --------        ------                ------        ------
    Gross profit                                       1,418         1,375                 4,486         3,469

Selling, general and administrative expenses           1,624           703                 4,552         2,087
                                                    --------        ------                ------        ------

    Operating income (loss)                             (206)          672                   (66)        1,382

Other income (expense)
    Interest income                                       48             4                   204            13
    Interest expense                                    (164)          (89)                 (579)         (176)
    Other                                                (12)          (14)                 (143)          (14)
                                                    --------        ------                ------        ------


      Total other expense                               (128)          (99)                 (518)         (177)
                                                    --------        ------                ------        ------

    Income (loss) before income taxes                   (334)          573                  (584)        1,205
Income taxes                                             (28)          249                    89           466
                                                    --------        ------                ------        ------

     Net income (loss)                                  (306)          324                  (673)          739
                                                    ========        ======                ======        ======

Earnings (loss) per share (note 2):
  Basic                                                (0.02)         0.03                 (0.05)         0.06
                                                    ========        ======                ======        ======
  Diluted                                              (0.02)         0.03                 (0.05)         0.06
                                                    ========        ======                ======        ======


Shares used in per share calculation (note 2):
   Basic                                              12,824        11,701                12,824        10,659
                                                    ========        ======                ======        ======
   Diluted                                            12,824        11,701                12,824        10,659
                                                    ========        ======                ======        ======






                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                       Nine months ended September 30,
                                                                       -------------------------------

                                                                             1999         1998
                                                                             ----         ----
Cash flows from operating activities:
    Net income (loss)                                                       $  (673)         739
    Adjustments to reconcile net earnings (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                           759          325
        Deferred income taxes                                                    82          217
        Changes in operating assets and liabilities,
           net of effects of acquisitions:
        Trade accounts receivable                                               324       (1,780)
        Inventories                                                             (21)         315
        Prepaid expense and other current assets                                  1         (457)
        Other assets                                                            (23)         (12)
        Accounts payable                                                        549         (537)
        Accrued salaries and wages                                              (33)         402
        Accrued taxes other than income                                         (98)          --
        Accrued income taxes                                                   (207)          26
        Other current liabilities                                            (1,173)         898
                                                                            -------       ------
           Net cash provided by (used in)
           operating activities                                                (513)         136
                                                                            -------       ------
Cash flows from investing activities:
    Acquisitions of property, plant and equipment                              (512)        (525)
    Proceeds from sale of property, plant
     and equipment                                                              (32)          --
    Acquisitions of businesses, net of cash acquired                             --       (2,549)
    Acquisition of investments                                                 (176)        (396)
    Increase in notes receivable - employees                                     15          (15)
                                                                            -------       ------
           Net cash used in investing activities                               (705)      (3,485)
                                                                            -------       ------

Cash flows from financing activities:
  Proceeds from (repayments of) note payable -
      bank, net                                                               1,313         (714)
  Proceeds from long-term debt                                                   --        2,719
  Payments on long-term debt                                                   (737)       2,074
  Issuance of preferred stock                                                    --        2,056
  Issuance of common stock                                                       --        1,825
  Preferred stock dividends paid                                                 --          (47)
                                                                            -------       ------
           Net cash provided by financing activities                            576        3,765
                                                                            -------       ------

Effect of exchange rate changes in cash                                         (18)        (129)
                                                                            -------       ------
    Net change in cash and cash equivalents                                    (660)         287
Cash and cash equivalents beginning of period                                   877          387
                                                                            -------       ------
Cash and cash equivalents at end of period                                  $   217          674
                                                                            =======       ======

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)
                                 (In thousands)


                                                     Nine months ended September 30,
                                                     -------------------------------

                                                           1999          1998
                                                           ----          ----
Supplemental disclosure of cash flows information:
  Cash paid (received) during the periods for:
         Interest                                          $443           176
                                                           ====         =====

        Income taxes                                       $218            26
                                                           ====         =====
Supplemental disclosure of non-cash investing and
    financing activities:
     Acquisition of investment in exchange for
        receivable                                           --         1,154
                                                           ====         =====

      Conversion of preferred stock to common stock          --             1
                                                           ====         =====

In May 1998, the Company acquired the capital stock
   Norsk Kjoleindustry AS:
     Fair value of net assets acquired, net of
       cash received                                       $ --         6,722
     Liabilities assumed                                     --         4,173
                                                           ----         -----
                                                           $ --         2,549
                                                           ====         =====


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 1999 and 1998
                                   (Unaudited)
                      (In thousands, except per share data)

1.       CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Simex Technologies, Inc.'s Form 10-SB for the year ended December 31, 1998.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       EARNINGS (LOSS) PER SHARE

Simex Technologies, Inc. and subsidiaries ("the Company") apply the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of potentially dilutive securities. For the three and nine months ended September 30, 1999, the effects on diluted loss per share from stock options have not been included since such effects would have been anti-dilutive.


                                                            Three months ended          Nine months ended
                                                               September 30               September 30

                                                            1999          1998          1999          1998
                                                          ----------------------       ---------------------
Numerator:
   Net income (loss)                                      $  (306)          324          (673)          739
   Preferred stock dividends                                   --           (15)           --           (47)
                                                          -------        ------        ------        ------

         Numerator for basic and diluted
         earnings per share                               $  (306)          309          (673)          692
                                                          =======        ======        ======        ======

Denominator:
   Denominator for basic earnings (loss) per share -
    weighted average shares outstandings                   12,824        11,701        12,824        10,659
   Effect of dilutive securities - stock options               --            --            --            --
                                                          -------        ------        ------        ------

         Denominator for diluted
         earnings (loss) per share                         12,824        11,701        12,824        10,659
                                                          =======        ======        ======        ======


3.      SEGMENT INFORMATION

The Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments. The four reportable segments are construction, maintenance and service, production and post tensioning.

Construction consists of all of the Company's operations involved in the design, engineering, installation and maintenance of HVAC, plumbing, and electrical products and services, both onshore and offshore.

Maintenance and service consists of operations related to service and maintenance contracts worldwide.

Production consists of design, engineering and production of various technical and nontechnical products, such as SIM Ducts.

Post-Tensioning consists of construction reinforcing techniques for concrete oil and gas production platforms, bridges, tunnels and other post and bolt tensioning operations.

Summary information by segment for the three months ended September 30, 1999 and 1998 follow (in thousands):



---------------------------------------------------------------------------------------------------------------------------
                     CONSTRUCTION     MAINTENANCE AND    PRODUCTION          POST-          OTHER AND          TOTAL
                                         SERVICE                          TENSIONING        ELIMINA-
                                                                                              TIONS
---------------------------------------------------------------------------------------------------------------------------
1999

Revenues                    $ 3,473             2,082            1,328              192               41            $7,116
Gross profit                    775               539              286               67             (249)            1,418

1998

Revenues                     $3,714             1,471              469            1,083              580            $7,317
Gross profit                    523               347               47              457                1             1,375

---------------------------------------------------------------------------------------------------------------------------



Summary information by segment for the nine months ended September 30, 1999 and 1998 follow (in thousands):


---------------------------------------------------------------------------------------------------------------------------
                     CONSTRUCTION     MAINTENANCE AND    PRODUCTION          POST-          OTHER AND          TOTAL
                                         SERVICE                          TENSIONING        ELIMINA-
                                                                                              TIONS
---------------------------------------------------------------------------------------------------------------------------
1999

Revenues                   $ 12,204             4,257            4,381            1,978              471           $23,291
Gross profit                  2,189               875              636              741               45             4,486

1998

Revenues                     $9,580             2,785            1,577            2,600            1,068           $17,610
Gross profit                  1,780               745              240            1,036             (332)            3,469


---------------------------------------------------------------------------------------------------------------------------

4.      COMPREHENSIVE INCOME (LOSS)

The Company had other comprehensive income (loss) for the three months ended September 30, 1999 and 1998 of $(177) and $211, respectively and other comprehensive income (loss) for the nine months ended September 30, 1999 and 1998 of $(866) and $611, respectively. Adjustments to net income (loss) to determine other comprehensive income (loss) are due to foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's Form 10-SB for the year ended December 31, 1998.

General

SIMEX Technologies, Inc. and subsidiaries (the "Company") principally operates through its wholly owned subsidiary, Simex AS, located in Norway. The Company is engaged in construction and services, including design, engineering, fabrication, production, installation, and maintenance for the offshore oil and gas industry and onshore in commercial, industrial and government projects. In addition, the Company is engaged in concrete and post tensioning construction for offshore oil and gas drilling platforms. The Company has derived its revenues primarily from customers in Norway and the United Kingdom.

Results of Operations

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 1999 to the comparable periods ended September 30, 1998.

   Revenues during the three months ended September 30, 1999 were $ 7,116, compared to $ 7,317 during the three months ended September 30, 1998. The decrease in revenues in the amount of $ 201, was primarily due to a significant decline in revenues for the Post-Tensioning segment partially offset by increases in the Maintenance and Service and Production segments.

   Revenues during the nine months ended September 30, 1999 were $ 23,291, compared to $17,610 during the nine months ended September 30, 1998. The increase in revenues in the amount of $ 5,681, was primarily due to several business acquisitions which occurred on or after May 1998 and therefore only partial operating results of the acquired businesses were included in the nine months ended September 30, 1998.

   In the three months ended September 30, 1999, cost of revenues was $ 5,698, which represented 80% of revenues. During the three months ended September 30, 1998, cost of revenues was $ 5,942, which represented 81% of revenues.

   In the nine months ended September 30, 1999, cost of revenues was $ 18,805, which represented 81% of revenues. During the nine months ended September 30, 1998, cost of revenues was $ 14,141, which represented 80% of revenues.

   Selling, general and administrative expenses during the three months ended September 30, 1999 were $1,624, which represented 23% of revenues. During the three months ended September 30, 1998, general and administrative expenses were $ 703 , which represented 10% of revenues. The increase in general and administrative expenses is the result of several business acquisitions which occurred on or after May 1998 and the expenses related to the Company's Atlanta, Georgia executive offices. A portion of the increased expenses related to legal, accounting and other professional fees, incurred in both the United States and Norway, related to the filing of the Company's registration statement.

   Selling, general and administrative expenses during the nine months ended September 30, 1999 were $4,552, which represented 20% of revenues. During the nine months ended September 30, 1998, general and administrative expenses were $ 2,087, which represented 12% of revenues. The increase in general and administrative expenses is the result of several business acquisitions which occurred on or after May 1998 and the expenses related to the Company's Atlanta, Georgia executive offices. A portion of the increased expenses related to legal, accounting and other professional fees, incurred in both the United States and Norway, related to the filing of the Company's registration statement.

   During the three months ended September 30, 1999, the Company had a net loss available to common shareholders of $(306) or $(0.02) per diluted share. During the three months ended September 30, 1998, the company reported net income available to common shareholders of $309 or $0.03 per diluted share. The loss for the three months ended September 30, 1999, was primarily due to increased expenses related to the Company's United States operations and losses in the Company's Post-Tensioning segment as a result of decreased revenues.

   During the nine months ended September 30, 1999, the Company had net loss available to common shareholders of $(673) or $(0.05) per diluted share. During the nine months ended September 30, 1998, the Company reported net income available to common shareholders of $692 or $0.06 per diluted share. The loss for the nine months ended September 30, 1999, was primarily due to increased expenses related to the Company's United States operations, a 24% decline in revenues in the Post-Tensioning segment and decreased gross profit margins in the Company's Maintenance and Service segment.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company experienced negative operating cash flows of $(513). Negative operating cash flows in the nine months ended September 30, 1999 resulted principally from a reduction in other current liabilities of $(1,173) and a net loss of $(673). These negative effects on operating cash flows were partially offset by depreciation and amortization of $759, an increase in accounts payable of $549 and a decrease in accounts receivable of $324. Positive operating cash flows in the nine months ended September 30, 1998 resulted from increases in other current liabilities of $898, net income of $739, increases in accrued salaries and wages of $402, depreciation and amortization of $325 and a decrease in inventories of $315. These positive effects were partially offset by increases in accounts receivable of $(1,780), a decrease in accounts payable of $(537) and an increase in prepaid expenses of $(457).

Net cash used by investing activities of $(705) during the nine months ended September 30, 1999, was primarily the result of acquisition of property, plant and equipment of $(512). Net cash used of $(3,485) during the nine months ended September 30, 1998 primarily consisted of $(2,549) used to fund the acquisition of Norwegian Cooling and $(525) used for the acquisition of property, plant and equipment.

Net cash provided by financing activities of $576 during the nine months ended September 30, 1999 was primarily due to increased borrowings under the Company's revolving line of credit of $1,313 less payments on long-term debt of $(737). Net cash provided by financing activities of $3,765, during the nine months ended September 30, 1998 was primarily due to the issuance of common and preferred stock, net of issuance costs of $3,881 and net proceeds from the issuance of long-term debt of $645. These proceeds were used primarily to reduce short term debt and acquire Norwegian Cooling.

As of September 30, 1999, the Company had debt secured by mortgages on certain real and personal property in the amount of $5,707 of which $2,824 was due in less than one year. An agreement to sell the real property has been reached and will close following completion of construction on the Company's European headquarters, which is located in Stavanger, Norway. This construction should be completed before the end of 1999. Proceeds from the sale of the real property will be sufficient to retire all of the debt on the real and personal property with an excess of approximately $500 to be used for working capital needs or acquisitions, if any. Under the Company's revolving line of credit, the Company had drawn $3,054 for and as of September 30, 1999.

The Company believes that its available cash resources and credit facilities, combined with its cash flows from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

Inflation

Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designed as a hedging instrument, the gain or loss is recognized in income in the period of change. This pronouncement should not have an effect on the Company as the Company does invest in any derivative instruments or engage in any hedging activities.

 Year 2000

Beginning in 1998, the Company started assessing its computer systems and those of its subsidiaries and determined that much of the software used for order entry, billing, inventory management, job costing and other accounting functions would either need to be upgraded or replaced in order to be Year 2000 compliant. To date, the Company has incurred expenses of approximately $510,000 in connection with upgrades and replacements of computer systems and software. Although the Company is still in the process of determining the most cost-effective means of upgrading or replacing its remaining non-Year 2000 compliant software, it anticipates that these additional expenses will not be excessive. The Company estimates that all of its critical software will be Year 2000 compliant before the end of 1999. Should the Company not be able to successfully convert its computer hardware and operating systems to be Year 2000 compliant, the Company would be able to operate manually for some period of time without experiencing a significant negative impact on its operations.

However, the Company believes its greatest Year 2000 risk is the Company's dependence on third parties. The failure of third parties to achieve Year 2000 readiness could have a material adverse effect on the Company's results from operations and could damage relationships with its customers. The Company has received positive responses to its inquiries with significant suppliers as to their Year 2000 readiness. However, the Company is unable to independently verify the readiness of these suppliers.

The Company has developed Year 2000 contingency plans in the event of failure of the Company's computer systems or critical equipment. However, the Company cannot make assurances that the Company will not be adversely effected if computer systems and critical equipment fail to operate correctly after December 31, 1999.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this quarterly report on form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.  OTHER INFORMATION




ITEM 1. THROUGH ITEM 5.    Not applicable.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed with this report:

Exhibit No.       Description
-----------       -----------
27.1              1999 Financial Data Schedule (for SEC use only)
27.2              1998 Financial Data Schedule (for SEC use only)

(b) During the quarter ended September 30, 1999, no reports on Form 8-K were filed by the Company.

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SIMEX TECHNOLOGIES, INC.



DATE: November 12, 1999         BY:   /s/ Elmer Lunde
                                   ----------------------------------------
                                      Elmer Lunde
                                      Chairman

                                  Exhibit Index


Exhibit No.       Description
-----------       -----------

27.1              1999 Financial Data Schedule (for SEC use only)
27.2              1998 Financial Data Schedule (for SEC use only)