Form 10KSB
period 1999-12-31
SIMEX TECHNOLOGIES INC
filed 2000-03-30
CIK 1089499

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

--------------------------------------------------------------------------------

             [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                              OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _________ to _________

                         Commission file number 0-26599

                            SIMEX TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)


DELAWARE                                                              58-2465647
(State of Incorporation)                         (I.R.S. Employer Identification
                                                                         Number)

                  Suite 995, 3475 Lenox Road, NE, Atlanta, GA 30326
                (Address of principal executive offices and zip code)
                    Issuer's telephone number: (404) 812-3130

           Securities registered pursuant to Section 12(b) of the Act:


   Title of each class                             Name of each exchange on which registered
   -------------------                             -----------------------------------------
Common Stock, $.001 par value                      OTC Bulletin Board

           Securities registered pursuant to Section 12(b) of the Act:

                                ----------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB. [ ]

     The Issuer's revenues for the fiscal year ended December 31, 1999 were $30,515,000.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 20, 2000 was approximately $18,844,000.

     As of March 20, 2000, there were 12,814,473 shares of common stock, par value $.001 per share, outstanding.

     The index to exhibits appears on page 28 of this document.

                                ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

                            SIMEX TECHNOLOGIES, INC.
                                   FORM 10-KSB


                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I

         Item 1.      Description of Business                                              1
         Item 2.      Description of Property                                              8
         Item 3.      Legal Proceedings                                                    9
         Item 4.      Submission of Matters to a Vote of Security Holders                  9

PART II

         Item 5.      Market for Common Equity and Related Stockholder Matters            10
         Item 6.      Management's Discussion and Analysis or Plan of Operation           11
         Item 7.      Financial Statements                                                18
         Item 8.      Changes in and Disagreements with Accountants on Accounting
                       Financial Disclosure                                               19

PART III

         Item 9.      Directors, Executive Officers, Promoters and Control Persons,
                       Compliance with Section 16(a) of the Exchange Act                  19
         Item 10.     Executive Compensation                                              23
         Item 11.     Security Ownership of Certain Beneficial Owners and Management      24
         Item 12.     Certain Relationships and Related Transactions                      26
         Item 13.     Exhibits and Reports on Form 8-K                                    28

Signatures                                                                                54

                                           PART I

ITEM 1.  Description of Business.

     SIMEX Technologies, Inc., a Delaware corporation together with its subsidiaries, is referred to herein as the "Company." The principal operating subsidiary is SIMEX A/S and is referred to herein as "SIMEX A/S," a Norwegian corporation.

     Some of the information in this report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," "continue" or similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other "forward-looking" information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the general strength or weakness of the Company's products, the industry, and the pricing policies of competitors. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

     All amounts throughout this Form 10-KSB are expressed in U.S. dollars unless otherwise indicated.


BUSINESS DEVELOPMENT

     The Company's predecessor corporation was originally organized in 1983 with limited operations until its reorganization with SIMEX A/S on April 28, 1998. Under the terms of the reorganization, the principal shareholders of SIMEX A/S became the majority shareholders of the Company, and SIMEX A/S became a wholly-owned subsidiary of the Company. Substantially all of the Company's revenues are derived from the operations of SIMEX A/S.

     SIMEX A/S began operations in 1980 as an engineering and service company based in Stavanger, Norway. In May of 1998, SIMEX A/S acquired Norsk Kjoleindustri A/S ("Norwegian Cooling Industries"), which is an HVAC equipment design, manufacturer and maintenance organization that, among its products, manufactures and installs ice machines and other cooling equipment for a variety of applications. In late 1998, SIMEX A/S also acquired four (4) other companies engaged in welding, manufacturing and service businesses, which compliment and diversify the materials and services that SIMEX A/S offers to its existing customers as a full-house service organization. This expansion of the number of products and services positions the Company to compete with other engineering and construction companies and to expand its services to other markets.

     In April of 1999, the Company reincorporated as a Delaware corporation and changed its name to SIMEX Technologies, Inc. In July of 1999, the Company filed its Registration Statement on Form 10-SB.

Acquisitions

     The Company embarked on an acquisition plan in 1998 designed to develop additional technical capabilities and products to supplement its traditional areas of expertise. Through acquisitions in the steel fabrication, HVAC design and installation and cooling products industries in Norway, the Company was able to assemble additional production and service capabilities, merge them into its operating structure and facilities to insure quality and efficiency, and will begin developing markets for these products and services. The Company's near-term objective is to continue and expand this strategy to provide more regional recognition and opportunities for its niche capabilities and products.

     Principal acquisitions during 1998 were based on the Company's objective of augmenting its product and service capabilities in the Norwegian/North Sea region with a plan to expand its existing markets for these products and services in Norway and the North Sea. Principal among the 1998 acquisitions were the following:

     Norwegian Cooling Industries is an HVAC equipment design, manufacturer, and maintenance company located in Stavanger, Norway. Norwegian Cooling Industries' refrigeration products and services compliment the Company's existing HVAC business. Norwegian Cooling Industries' production, service and engineering are directly connected with SIMEX A/S's business with the additional benefits of a proprietary ice-cooling system for the marine and off-shore industries. Norwegian Cooling Industries distributes high capacity ice machines for off-shore as well as on-shore uses. Norwegian Cooling Industries also distributes the "Kuldevakten" monitoring and control systems for a variety of applications, including supermarkets, food production and distribution, marine vessels and hospitals. All of the outstanding stock of Norwegian Cooling Industries was purchased in May, 1998, and its administrative offices have been moved to the offices of SIMEX A/S. The ownership interest was purchased for approximately $2.7 million in cash.

     Weld Tech A/S is a metal fabrication company in Stavanger, Norway. Weld Tech was purchased in November, 1998. It is a specialized fabrication and welding contractor in the oil and gas service industry. Weld Tech A/S owns certain welding and cutting equipment including a new "water plasma cutter" that it leases to general contractors on a fee basis. Engineering, production and administration have been relocated within SIMEX A/S operations in Stavanger. Weld Tech was acquired for approximately $1.3 million in cash, plus 450,000 shares of the Company's common stock and an option to acquire an additional 200,000 shares of the Company's common stock.

     Hordaror A/S, a commercial plumbing and mechanical contractor located in Bergen, Norway and has been relocated with other SIMEX A/S operations in Bergen. It provides sophisticated support systems for the projects that it undertakes. Hordaror was purchased for approximately $104,000 plus 13,513 shares of the Company's common stock. In December 1999, the Company reacquired 9,400 of the 13,513 shares of the Company's common stock as an adjustment to the purchase price of Hordador. This adjustment to the purchase price was a result of Hordador not meeting certain performance requirements which were a part of the purchase agreement.

     Vest Norge Doors A/S is a specialty manufacturer of over-sized door systems in Stavanger, Norway. Vest Norge Doors A/S has recently developed a proprietary horizontal folding door used for combustible containment and protection in extreme weather conditions and emergency use in accordance with international standards. These doors have been used on several oil and gas platforms, helicopter hangars and other related facilitates. Vest Norge Doors was purchased for approximately $135,000 plus 38,000 shares of the Company's common stock.

     In September of 1998, SIMEX A/S purchased the assets of OIN Sprinkler A/S, including its inventory and accounts receivable. This company designs and installs sprinkler systems for fire prevention both for off-shore and on-shore construction projects. The assets of OIN Sprinkler were purchased for approximately $60,000 plus 22,400 shares of the Company's common stock.


BUSINESS OF COMPANY

     The Company is a diversified construction, engineering and service company which offers a full range of services to its customers. The Company derives its revenues primarily from customers in Norway and the North Sea, and to a lesser extent, from international customers. The Company holds all of the certifications available for a civil engineering company in the country of Norway. The Company's services are divided equally between off-shore oil and gas projects and on-shore commercial, industrial and government projects. In order to improve operating efficiencies and to provide more meaningful financial reporting, the Company has divided its business operations into four business segments:

     - Construction Services -- This segment includes all operations, both off-shore and onshore, involved in the design, engineering and installation of technical systems, including (a) heating, ventilation, air conditioning, and cooling ("HVAC"), (b) plumbing,
          (c) refrigeration/cooling and (d) electrical. For 1999, the Construction Services segment comprised approximately 59% of the Company's revenues.

     - Maintenance and Service -- This segment includes all operations related to service and maintenance contracts. Management's goal is to establish and market its service capabilities as a separate operating unit. For 1999, the Maintenance and Service segment comprised approximately 17% of the Company's revenues.

     - Production -- This segment includes all operations involved with the design and manufacture of the Company's products. The Company produces several products in its manufacturing facilities such as customized machinery, industrial doors, ice, refrigeration and cooling equipment, oil well caps and ventilation systems. The Company has designed an innovative ventilation system known as the "SIMDUCT" spiral duct product. For 1999, the Production Services segment comprised 21% of the Company's revenues.

     - Post-Tensioning -- This segment includes the Company's international post-tensioning operations which represent a technical skill provided by a relatively few companies in the world. The Company is engaged in concrete post-tensioning construction for off-shore oil and gas production platforms as well as buildings, bridges, tunnels, piers and other concrete construction projects. The Company has created a unique post-tensioning system known as the "SIMCON Post-Tensioning" system which distinguishes the Company from its competitors. For, 1999 the Post-Tensioning segment comprised 8% of the Company's revenues.


Industry Background

     The Company engages in the construction, engineering, installation and maintenance of large-scale projects with a significant presence in the off-shore oil production service industry. SIMEX A/S has participated in the construction and maintenance of a majority of the large-scale off-shore oil production platforms that were built during the 1980s and early 1990s. The Company offers not only post-tensioning services but also HVAC, electrical, plumbing and maintenance services for the off-shore industry. Oil production in the North Sea area of Norway is second in the world, with Saudi Arabia ranking first. There are approximately 30 off-shore oil production platforms operating in the North Sea. These platforms are owned by the major oil companies of the world including Shell Oil, Exxon, Statoil (the Norwegian State oil company), Conoco, Phillips Petroleum, Amarada Hess and others. SIMEX A/S manufactures post-tensioning steel ducts in its manufacturing facility in Stavanger, Norway.

     In the on-shore market, the Company participates in a variety of projects such as the manufacture and installation of ice machines, the construction of cooling plants and the provision of HVAC, electrical and plumbing services for customers. The Company is one of the few companies in Norway who offers a full range of services for its customers.

     The Company operates in an industry with a relatively high barrier of entry. In the off-shore, oil and gas industry, most companies only engage contractors who operate under the ISO 9000 specification to perform construction activities. In Norway, companies which engage in construction projects, in the off-shore as well as on-shore market, must also comply with stringent government regulations and reporting requirements. These regulations and reporting requirements have forced many smaller companies to discontinue operations. These regulations and reporting requirements have also caused a consolidation of companies in the industry.


Products and Services

     The Company is one of a limited number of companies that manufacture galvanized and stainless steel duct tubing in the region. The Company has designed a spiral duct product "SIMDUCT" in galvanized, aluminum and stainless steel for HVAC systems which it manufactures at its facility in Stavanger, Norway. Contractors who use this product for oil production projects include ABB, Aker Marine, Kvaerner Oil & Gas, Hyundai, Elf Oil and other international contractors. These contractors, as well as others, continue to utilize the Company's products and services. For example, these contractors have installed the SIMDUCT product in several off-shore oil platforms in the North Sea including Ekofisk 2, Heidrun TLP and Oseberg, and the SIMDUCT products have also been installed in onshore commercial oil and gas facilities. Several of the aforementioned contractors require that the SIMDUCT product be installed in all new and re-furbished oil production facilities and utilized in all system upgrades in existing oil production facilities.

     The Company manufacturers and installs through its subsidiary, Norwegian Cooling Industries, a variety of ice and refrigeration products for various uses, including the fishing industry and the oil and gas industry, for which there is a growing worldwide demand. Norwegian Cooling Industries distributes the "Kuldvakten" HVAC monitoring and control system which is used in a variety of applications, including supermarkets, food production and distribution, marine vessels and hospitals. The Company has also acquired in the acquisition of Weld Tech A/S a sophisticated, computer-operated water plasma jet steel-cutting machine which is leased out to third party contractors for a daily rate.

     The Company markets its post-tensioning services as the "SIMCON Post-Tensioning system". Concrete oil and gas production platforms, buildings, bridges, piers and tunnels require a construction reinforcing technique known as "post-tensioning." To solve the requirement, SIMEX A/S secured a license to produce spiral duct products with galvanized or stainless steel and redeveloped this system for post-tensioning concrete construction, including the oil and gas production platforms. Prior to pouring concrete into forms, cables are inserted through the ducts inside the concrete forms. After pouring, the cables are mechanically tightened considerably strengthening the concrete as it cures. The Company markets its post-tensioning system as the "SIMCON Post-Tensioning" system.

     The demand for large-scale construction projects such as off-shore oil and gas platforms, bridges, shopping centers, water towers and tunnels is cyclical and dependent upon numerous economic and political factors including the worldwide demand for oil and gas production, hydro-electric power from dams and infrastructure requirements of political subdivisions.

     In addition to participating in the design and construction phases of new projects, there is a continuing need for maintenance of HVAC systems, plumbing, electrical and other mechanical systems for both on-shore and off-shore commercial projects. Other products and services remain in continuous demand for existing customers, and the Company constantly seeks strategic partners and joint ventures to meet the demands of its customers that include general contractors, oil companies, government and private owners of public facilities such as schools, hospitals and municipalities.

     The development and implementation of solutions as well as new products and services requires the successful integration of strategic consultation, creative design and systems engineering abilities. Historically, expertise in these areas has been fragmented and, accordingly, many businesses outsource or subcontract with numerous companies to meet their overall requirements. The subcontracting and outsourcing create opportunities for companies that can offer a complete line of services to an end user. While there are a number of companies in the Scandinavian market that may provide a single service, such as HVAC, there is a limited number of companies that have assimilated the technical expertise to offer multiple disciplines such as engineering, design, construction, installation and monitoring in the fields of HVAC, plumbing, electrical, welding and mechanical while simultaneously providing products that complement these services, such as spiral duct pipes, cooling plants, integrated ice plants, specialized industrial doors and others.

     The Company markets its product lines directly through its own sales force to major general contractors and other users of its services. The Company's products and services are primarily marketed in Norway and the North Sea.

Competition

     Although there is a relatively high barrier to entry in this industry, the market for construction services of the type that are offered by the Company is highly competitive. Many of the companies with which the Company competes are larger in terms of capital and employees. As a result, the Company's competitors may be better positioned to provide the types of services that the Company also provides. There are a limited number of large-scale projects offered in Norway and the North Sea, the two (2) principal markets in which the Company operates today. The Company competes on the basis of a number of factors including its pricing, creative design, engineering expertise, technological innovation and others. Many of these factors are beyond the Company's control. Existing or future competitors may offer products or services that provide significant technological, performance, price or other advantages over the products and services currently offered by the Company.

     The Company may also compete directly with the general contractors who offer the same types of services that it offers in-house. Many of the Company's current and potential competitors have longer operating histories, longer relationships with general contractors and significantly greater financial, marketing and public relation's resources than the Company. The list of the Company's competitors consists primarily of smaller subcontracting companies. The list also varies depending on the specific product or service offering. For example, the primary competitors for the Company in the HVAC sector are ABB and HVAC Marine. For post-tensioning products and services, the primary competitors are VSL International, a Swiss subsidiary of Bouygues which is a large, diversified company based in France, Freyssinet, a French company, and DSI, a large German construction company.

     Products similar to that which the Company manufactures and sells are available through other suppliers. Accordingly, profitability depends upon the prices offered by competitive companies that offer similar products at lower prices.

     Additionally, in pursuing acquisition opportunities, the Company may compete with other companies with similar growth strategies and certain competitors of the Company may be larger and have greater financial and other resources. Competition for these acquisition targets could also result in increased prices for acquisition targets in a diminished pool of companies available for acquisition. Further, because the Company has adopted a strategy of preferring to acquire companies in exchange for its common stock, the ability to acquire companies is dependent upon the market and price for its stock.

Raw Material Availability and Suppliers

     The Company expects to have multiple sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.


Government Regulation

     The Company is subject to laws and regulations concerning the environment, occupational safety and health and consumer products safety in each of countries and local government areas in which it operates. Since the Company conducts the majority of its business operations in the country of Norway, Norwegian law dictates the business operations of the Company.

     Although Norway is not a member of the European Union, Norway is a member of the European Economic Association and, as such, has implemented legislation relating to the "Four Freedoms" on which the European Union is founded (i.e., free movement of goods, people, services and capital). In the event of a conflict between Norwegian law and the laws of the European Union which have been implemented by Norway, the laws of the European Union shall control. Although Norway has decided not to adopt the Euro as its currency at this time, the Company's results from operations may be impacted because of the conversion to the Euro by the other European Countries. Moreover, the Company's business operations may be impacted, if Norway decides in the future to adopt the Euro as its sovereign currency.

     In addition, Norway has enacted specific laws regarding the termination of employees and holiday leave. Under the Work Environment Act (1977), all employers must provide at least one calendar month's notice to an employee prior to termination. This notice period will increase based upon the duration of the employee's employment with the employer and the age of the employee. The Work Environment Act also protects against the termination and dismissal of employees without a valid reason such as altered conditions within the company or circumstances related directly to the employee's work performance. If an employee is terminated without a valid reason, the Norwegian courts may overturn the termination of such employee. Each employee in Norway is also entitled to four weeks and one day of vacation each year and is entitled to ten legal holidays each year. Each employee receives 10.2% of his/her gross wage in the preceding year during his/her vacation. Most employees take their vacations during the summer months. These laws may impact the Company's results from operations because these laws restrict the Company's ability to terminate employees without cause and reduce the Company's productivity during the summer months.

     The Company must comply with various Norwegian laws concerning the environment, construction and competition which may impact the Company's results from operations. In Norway, construction companies must obtain certain permits, licenses and approvals from municipalities prior to commencing any construction activities. In addition, all construction companies must comply with stringent regulations which govern the administration of construction companies, require certain qualifications for construction companies and mandate reporting requirements for construction companies. As a result of the increased regulation of construction companies by the Norwegian government, many smaller construction companies have discontinued business operations because of their inability to comply with these regulations.


Research and Development Expenditures

     The Company maintains an engineering and development department to conduct research activities relating to the improvement of existing products and the development of new products. The Company has incurred research and development expenses of approximately $250,000 and $450,000 for the two years ended December 31, 1999 and 1998, respectively.


Cost and Effect of Environmental Regulations

     The Company must comply with various Norwegian laws concerning the environment, construction and competition which may impact the Company's results from operations. In Norway, construction companies must obtain certain permits, licenses and approvals from municipalities prior to commencing any construction activities. In addition, all construction companies must comply with stringent regulations which govern the administration of construction companies, require certain qualifications for construction companies and mandate reporting requirements for construction companies. As a result of the increased regulation of construction companies by the Norwegian government, many smaller construction companies have discontinued business operations because of their inability to comply with these regulations.


Employees

     As of December 31, 1999, the Company had approximately 230 employees, including 40 engineers, six (6) technicians and 12 office personnel. Twelve of the employees of SIMEX A/S are members of various labor unions, including the Lands Organisationen Union, Norway. SIMEX A/S is a also a member of an employer's labor union, the National Employers Organization. The Lands Organisationen Union and the National Employers Organization enter into a labor agreement every two years. The current labor agreement expires April 30, 2000. The Company has experienced no work stoppages and rates its relationship with its employees as good.


ITEM 2.  Description of Property.

     The Company's executive offices are located in Atlanta, Georgia consisting of approximately 1,600 square feet of leased space, the lease for which expires in 2001. During December 1999, SIMEX A/S, located in Stavanger, Norway, sold its principal operating building which it owned. SIMEX A/S entered into a lease for a newly constructed production and office facility in Stavanger to accommodate the local operations employees of SIMEX A/S as well as the local operations employees of its recent acquisitions. The new leased facility contains approximately 99,000 square feet and has a lease term of 20 years with a right of first refusal to purchase the facility at any time during the term of the lease or at its termination.

     The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of

December 31, 1999. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business.


LOCATION              CITY            GENERAL CHARACTER       SQUARE FEET      ANNUAL RENT         LEASE EXPIRATION
--------            --------       -----------------------    -----------      -----------         -----------------

Suite 995           Atlanta,       Principal Executive              1,643          $29,830         January 31, 2001
3475 Lenox Road,    Georgia        Office
NE

Lagerveien 30       Forus          Production Facility and         99,000         $750,000         December 31, 2019
                    (Stavanger),   European Administrative
                    Norway         Office

Minde Alle          Bergen,        Production Facility and         14,000          $80,000         May 31, 2004
                    Norway         Satellite Administrative
N 32                               Office

Gregorious          Skien          Telefrost Kjoleindustri          5,365          $47,000         April, 2003
Dagssons GT 207     (Oslo),        A/S
                    Norway


ITEM 3.  Legal Proceedings

     As of the date of this report, the Company and its subsidiaries are not subject to any material legal proceedings. From time to time the Company becomes involved in routine legal proceedings incidental to its business.


ITEM 4.  Submission of Matters to a Vote of Securities Holders

     During the quarter ended December 31, 1999, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed for trading on the OTC Bulletin Board stock exchange under the symbol SMXT.

     The following is the range of high and low SALES PRICES for each quarter for the two (2) years ended December 31, 1998 and 1999:


                       YEAR ENDED             YEAR ENDED
                   DECEMBER 31, 1998       DECEMBER 31, 1999
                   -----------------       -----------------
QUARTER            HIGH          LOW        HIGH         LOW
-------            ----          ---        ----         ---

First               .26          .26        3.50        2.00

Second             4.50          .26        6.13        2.00

Third              4.50         3.25        4.00        1.50

Fourth             6.25         3.00        3.25        1.81

     The quotation reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

     The shares may also be sold by one or more of the following methods, without limitation, (a) block trades in which a broker or dealer so engaged will attempt to sell the shares as agent but may position and resell a portion of the block as principal to facilitate the transaction; (b) purchases by a broker or dealer as principal and resale by such broker and dealer for its account pursuant to this Prospectus; (c) ordinary brokerage transactions (which may include long or short sales) and transactions in which a broker solicits purchases; (d) "at the market" to or through market makers and into an existing market for the shares; (e) in other ways not involving market makers or established trading markets, including direct sales to purchasers or sales effected through agents; (f) through transactions in options, swaps or other derivatives (including transactions with broker-dealers or other financial institutions that require the delivery by such broker-dealers or institutions of the shares, which shares may be resold thereafter pursuant to this Prospectus); or (g) any combination of the foregoing, or by any other legally available means. In effecting sales, brokers or dealers engaged by a shareholders may arrange for other brokers or dealers to participate. Such brokers or dealers may receive commissions or discounts from a shareholder in amounts to be negotiated. Such brokers and dealers and any other participating brokers or dealers may be deemed to be "underwriters" within the meaning of the 1933 Act in connection with such sales.

     The approximate number of holders of the common stock of Company is 200 as of December 31, 1999.

     The Company has not paid any dividends on its common shares in the past, and it is not expected to pay any dividends in the foreseeable future.

Sales of Unregistered Securities

     Other than the exchange of stock during the preceding three (3) years, the Company has issued and sold or otherwise transferred the below listed unregistered securities. These issuances were deemed exempt from registration under the Securities Act in reliance on either (a) Section 4(2) of the Securities Act, as transactions not involving any public offering, or (b) Rule 701 promulgated under the Securities Act. No underwriters were involved in connection with the sales of securities referred to in this Part II Item 4.

     1. On April 28, 1998, the Company issued and sold 1,130,000 shares of convertible preferred stock to four (4) investors in a private placement for an aggregate of $2,147,000 in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

     2. On April 28, 1998, the Company issued and sold 357,142 shares of common stock to 15 investors in a private placement for an aggregate of $500,000 in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

     3. In August 1998, the Company issued and sold 789,474 shares of common stock to four (4) investors in a private placement for an aggregate of $1,500,000 in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act.

     4. In September 1998 and December 1998, the Company issued and sold 10,000 and 4,600 shares, respectively, of common stock to two (2) investors in a private placement for an aggregate of $47,450 in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.


ITEM 6.  Management's Discussion and Analysis or Plan of Operation


FORWARD LOOKING-STATEMENTS AND ASSOCIATED RISKS

     This Annual Report on Form 10-KSB contains certain forward-looking statements. These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report on Form 10-KSB will in fact transpire.

     The following discussion of the financial condition and results of operations of the Company should be read with the Company's Consolidated Financial Statements, including the Notes, provided elsewhere in this Annual Report.

OVERVIEW

     The Company is a diversified engineering, consulting, mechanical contracting, technical services and maintenance company. It also manufactures products for commercial projects for the off-shore oil and gas industry and on-shore commercial, industrial and government projects. In addition, the Company offers HVAC, electrical, plumbing, refrigeration/cooling and maintenance services and is engaged in concrete post-tensioning construction for off-shore oil and gas production platforms, bridges and other related concrete construction projects.

     The Company is the successor by way of reorganization to a predecessor public shell company. Since the reorganization in April 1998, the Company, through its wholly-owned subsidiary, SIMEX A/S, has acquired five companies. All of the Company's acquisitions have been accounted for using the purchase method. Therefore, the historical financial data includes the results of operations of companies acquired from their respective acquisition dates. The Company operated with a profit for the year ending December 31, 1998, but incurred a loss for the year ending December 31, 1999 as a result of the cost incurred for administration charges, assimilation of acquisitions, upgrades and replacements of its computer systems and software in connection with its Year 2000 remedial efforts, fees related to the filing of its registration statement and write-down of its investment in a Venezuelan coal and mineral mining operation.

     The Company is involved in new construction projects as well as long-term maintenance arrangements. On new construction projects, the Company is generally retained by a project general contractor. Revenue is recognized primarily using the percentage-of-completion method on a contract-by-contract basis. The Company's use of the percentage-of-completion method for revenue recognition requires management to estimate the degree of completion of each project. To the extent that these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project. Any anticipated losses on projects are charged to earnings when identified. The Company primarily prices its projects on a time and materials basis plus a percentage for its profit. Costs include standard personnel billing rates, project implementation risk and overall technical complexity of a project. Accordingly, there is no standard pricing for a particular project.

     The Company has also secured in excess of 350 maintenance contracts which provide ongoing preventive maintenance for HVAC, plumbing, refrigeration/cooling and electrical systems of commercial facilities and users. A significant number of the maintenance contracts are for customers located in Stavanger, Norway, the headquarters of SIMEX A/S. Because of the large number of customers, no customer accounts for more than 5% of the Company's revenues.

     The Company's revenues are comprised of its engineering and technical services as well as from the products it manufactures and sells. In particular, SIMEX A/S manufactures spiral ducts for installation of HVAC systems as well as for the concrete post-tensioning projects. The SIMDUCT system has a large potential market due to the Company's production technologies and many years of experience. In addition, through the subsidiaries that have been acquired, other products are offered to existing customers as well as customers of SIMEX A/S. Norwegian

Cooling Industries designs and manufactures ice machines, cooling systems and products utilized in commercial refrigeration. Weld Tech provides welding services to many of the customers of SIMEX A/S as well as its existing customers. Vest Norge Doors manufactures very large and complex specialty doors for off-shore oil platforms, helicopter hangers, and other manufacturing facilities.

     Historically, a majority of the Company's revenues have been derived from the sale of the Company's products, traditional construction and engineering consulting services as well as maintenance contracts which include private and public facilities such as hospitals and schools.

     The Company's expenses include cost of revenues and selling, general and administrative expenses. Costs of revenues include salaries, benefits and related overhead expenses associated with the generation of revenues. Selling expenses include promotion, new business generation expenses and the salary and benefits costs of personnel in these functions. General and administrative expenses include management, accounting, legal and human resources costs. In accordance with Norwegian law, SIMEX A/S provides a defined benefit pension plan for all of its employees. Moreover, expenses for salaries include paid vacations for most of its employees for a period of a minimum of four weeks and one day per year. Most employees of the Company vacation during the entire month of July of each year and the last two weeks of December of each year.

     In addition, the Company has budgeted approximately $60,000 per month in 2000 for expenses incurred by the United States holding company. This budgeted amount includes overhead costs and direct operating costs as well as accrued accounting costs associated with the audit of the Company's financial statements and anticipated legal expenses. The Company's future success will depend largely on its ability to secure contracts with general contractors for the construction of new projects that require its products and services and its ability to market its products and its maintenance services to its existing customer base and to new customers. Future success will also depend on its ability to attract, train and retain highly-skilled engineers as well as technical, consulting and sales personnel. Competition for such personnel is intense, and there is a shortage of personnel having the requisite skills to meet the qualifications for the job descriptions.

     Historically, the Company has been able to attract and retain qualified personnel. However, in order to expand its operations and to offer its products and services to other markets, it will be dependent on its ability to attract other qualified personnel.

     The Company also requires capital expenditures to continue to upgrade its manufacturing capabilities as well as its maintenance contracts. The Company leases approximately 90 service vehicles and must maintain its fleet in good working order and repair. In addition, it must continue to add to and replace the fleet on a regular basis.

     To reduce the overhead associated with the production facilities and office space of the recently acquired companies, SIMEX A/S in December 1999 sold two existing owned facilities and entered into a long-term lease on a new facility that will accommodate its production facility and office needs for all of its personnel on a combined basis. The lease is for a term of 20 years and includes a right of first refusal to purchase the facility during the lease term and a right to renew the lease upon commercially reasonable terms at the end of the lease term.

     In November 1999, the Company's Board of Directors approved a stock option plan, which reserves for issuance 1,923,600 shares of the Company's common stock for its employees, directors and consultants. Management of SIMEX AS, the Company's wholly-owned Norwegian subsidiary, has proposed a form of stock option plan for its employees which, if implemented, would require the Company to allocate approximately 1,030,000 of the 1,923,600 options issuable under the stock option plan to the employees of SIMEX AS. This proposal by the management of SIMEX AS is under consideration by the Board, but has not been approved. The Company did not grant any options under this plan in 1999. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. The amount of these compensation expenses is unknown.

                      RESULTS OF OPERATIONS (IN THOUSANDS)

                       FISCAL 1999 COMPARED TO FISCAL 1998

            CONSOLIDATED STATEMENT OF OPERATIONS DATA (IN THOUSANDS)


                                                     YEARS ENDED                        PERCENTAGE
                                                     DECEMBER 31,                      OF REVENUES
                                                ---------------------               ------------------
                                                 1999           1998                 1999          1998
                                                -------       -------               -----         -----
Revenues                                        $30,515       $24,403               100.0%        100.0
Cost of revenues                                 24,016        20,757                78.7          85.1
                                                -------       -------               -----         -----
 Gross profit                                     6,499         3,646                21.3          14.9
Selling, general and administrative
 expenses                                         6,810         2,245                22.3           9.2
Write-down of investment                          1,175            --                 3.9            --
                                                -------       -------               -----         -----
 Operating income (loss)                         (1,486)        1,401                (4.9)          5.7
                                                -------       -------               -----         -----
Other income (expense):
 Interest income                                    202          105                   .7            .5
 Interest expense                                  (756)        (385)                (2.5)         (1.6)
 Other                                               18            7                   --            --
                                                -------       -------               -----         -----
 Total other expense                               (536)         (273)               (1.8)         (1.1)
                                                -------       -------               -----         -----
 Income (loss) before income taxes               (2,022)        1,128                (6.6)          4.6
Income taxes                                        202           377                  .7           1.5
                                                -------       -------               -----         -----
 Net income (loss)                              $(2,224)      $   751                (7.3)%         3.1%
                                                =======       =======               ======        ======


     The following discussion relates to the Company's actual operating results for the periods noted. The 1998 operating results include the operations of the companies acquired by the Company during the periods referenced from the date of acquisition, while 1999 includes twelve (12) months operating results for all acquired companies. As a result, the Company believes the operating results for the year ending December 31, 1999 are not comparable to the year ended
December 31, 1998.

Revenues

     Revenues increased $6,112 or 25% to $30,515 for the year ended December 31, 1999 from $24,403 for the year ended December 31, 1998. The primary component of this increase was due to acquisitions made in the year ended December 31, 1998, which are included for a full year in 1999. The remainder of the increase for the year ended December 31, 1999 was attributable to, among other things, the increase in client engagements.

Cost of Revenues

     Cost of revenues increased $3,259 or 16% to $24,016 for the year ended December 31, 1999 from $20,757 for the year ended December 31, 1998. As a percentage of revenues, cost of revenues decreased from 85.1% for the year ended December 31, 1998 to 78.7% for the year ended December 31, 1999. The increase in dollar amounts was primarily attributable to the integration of the companies acquired by the Company since May 1998, and, to a lesser extent, increased costs associated with the increased revenues from existing operations. The decrease in percentage is primarily due to operating differences between SIMEX AS and the companies acquired in 1998 which weighed more heavily in 1999, since the acquired companies were consolidated for a full 12 months in 1999, as opposed to less than a full year in 1998.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses increased $4,565 or 203%, to $6,810 for the year ended December 31, 1999 from $2,245 for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 9.2% for the year ended December 31, 1998 to 22.3% for the year ended December 31, 1999. This increase in dollar and percentage terms was primarily attributable to the acquisitions, increased depreciation expense, costs associated with relocating the Norwegian head quarters and the corresponding increase in the number of employees. In addition, with the reorganization of the Company, certain expenses for office overhead and related expenses in the United States (USA) were incurred. These 1999 expenses associated with USA operations, including legal and accounting expenses related to filing the Company's registration statement, totaled approximately $1,093, or 3.6% of revenues. The increase in percentage is primarily due to changes in classifications of labor costs that resulted in reducing cost of revenues and increasing selling and general and administrative expenses due to changing expense classifications of the companies acquired in 1998 to conform to the expense classifications used by SIMEX AS.


Write-Down of Investment

     During the year ended December 31, 1999, the Company recorded a write-down of its investment in a Venezuelan coal and mineral mining company. The amount of the write-down was $1,175. The write-down was based on an evaluation of the Company's security interest in the coal and mineral mining company, which evaluation indicated the investment to have no value.

Other Income (Expense)

     Other income (expense) increased by $(263) to $(536) for the year ended December 31, 1999, compared to $(273) for the year ended December 31, 1998. The increase was primarily attributable an increase in interest expense which resulted from a significant increase in the borrowing base over the prior year.

Net Income (Loss)

     Net income (loss) for 1999 decreased by $2,975 to $(2,224) for the year ended December 31, 1999 from $751 for the year ended December 31, 1998. This decrease was attributable to increased selling, general and administrative expenses of $4,565 and increased net interest expense of $274 which exceeded the $2,853 increase in gross profit. Additionally, the $4,565 loss included the $1,175 write-down of the investment in the Venezuelan coal and mineral mining company.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

Operating Activities

     Historically, the Company has financed its operations primarily with cash flows from operations and proceeds from its available credit lines. Cash flows provided by operating activities for the year ended December 31, 1999 aggregated $1,867, while cash used in operating activities for the year ended December 31, 1998 aggregated $(691). The impact on cash flows for the year ended December 31, 1999 was primarily due to an increase in accounts payable of $1,470.


Investing Activities

     Cash provided by (used in) investing activities which was related to additions to property and equipment and for acquisitions for business, net of cash acquired, for the years ended December 31, 1999 and 1998 aggregated $695 and $(5,265), respectively. The cash provided for the year ended December 31, 1999 was primarily from the sale of real property, in December 1999, which represented the Company's principal Norwegian operations.


Financing Activities

     Cash flows used in financing activities for the year ended December 31, 1999 were $(2,881); for the year ended December 31, 1998, cash flows provided by financing activities were $6,686. During the year ended December 31, 1999, cash used for financing activities was used to pay down debt. For the year ended December 31, 1998, cash provided from financing activities was from an increase in debt and the issuance of preferred and common stock which was used primarily for the 1998 acquisitions.

     The effect of exchange rate changes and cash and cash equivalents for the year ending December 31, 1999 was a $(274) and for the year ending December 31, 1998 was $(38).

Capital Expenditures and Revolving Line of Credit

     For the year ended December 31, 1999, the Company had outstanding equipment operating lease commitments of approximately $865 compared to $623 for the year ended December 31, 1998. For the year ended December 31, 1999, the Company had real property operating lease commitments of $12,887, primarily related to the lease on the Company's Norwegian headquarters and as discussed in detail below.

     In addition, SIMEX A/S has entered into a 20 year lease commencing on December 1, 1999 with Tjelta Eiendom ("Tjelta") for the lease of a new headquarters facility in Stavanger, Norway which represents a significant commitment by the Company. SIMEX A/S provided construction services to Tjelta in the construction of the facility and was compensated approximately $1,500 for these services. Under the terms of the lease, SIMEX AS made a $1,066 lease deposit which will be held by Tjelta until the end of the lease and repaid to include increases based on the Norwegian Consumer Price Index ("NCPI"). As consideration for the lease deposit, the parties have negotiated variable rental payments under the lease which are based upon the imputed interest for the lessor on the lease deposit. These rental payments are approximately $750 for the first year of the lease and $455 for the last year of the lease. The lease included Tjelta purchasing SIMEX A/S's existing headquarters facility in Stavanger, Norway. Proceeds from the sale of the real property were sufficient to retire all of the debt on the real and personal property and leave approximately $500 to be used for working capital needs.

     Under the Company's revolving line of credit which is secured by real property, furniture, fixtures and equipment and accounts receivable, the Company had drawn $2,133 as of December 31, 1999. The borrowing limit under the line of credit is $3,300, making borrowing availability $1,167 as of December 31, 1999. The revolving line of credit bears interest at NIBOR (Norwegian) plus .90% (6.83% at December 31, 1999). The revolving line of credit is payable upon demand and is secured by real property, furniture, fixtures and equipment and accounts receivable of the Company.

     The Company believes that its available cash resources and credit facilities, combined with its cash flows from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company will need to raise significant additional equity in order to increase its line of credit with its bank to support growth, respond to competitive pressures, acquire complimentary businesses or technologies or to take advantage of unanticipated opportunities


ITEM 7.  Financial Statements

     See "Financial Statements and Notes to Financial Statements" set forth on page 31 through 53 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     There have been no disagreements with independent auditors nor any changes in the Company's independent auditors.


                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Our executive officers, directors and certain key employees, their ages as of December 31, 1999 and their position(s) with SIMEX are as follows:


NAME                            AGE                             POSITION
----                            ---                             --------

MR. ELMER LUNDE                  44     Director and Chairman of the Board since April 28, 1998
                                        and Chief Executive Officer and Treasurer of the
                                        Company since July 1, 1999. Mr. Lunde is also the
                                        founder of SIMEX A/S, the principal subsidiary of the
                                        Company. Since 1980 and prior to his appointment as
                                        Director, Mr. Lunde served as director of SIMEX A/S and
                                        has been involved in the development and implementation
                                        of all aspects of that business. Mr. Lunde serves as
                                        Chief Financial Officer of Simex A/S. Mr. Lunde has an
                                        extensive background in HVAC, having performed an
                                        extensive apprenticeship in these disciplines. Mr. Lunde
                                        is a resident of Stavanger, Norway.

MR. ARNOLD JOHNS                 57     Director and President since November 19, 1999.
                                        Mr. Johns served as a consultant to the Company from
                                        July to November 19, 1999. Prior to this time, Mr. Johns
                                        was involved in providing corporate finance services to
                                        public and private companies. He began his career as
                                        Manager of Mergers and Acquisitions for a major
                                        southeastern U.S. bank. Mr. Johns later served as
                                        Director of Southeastern Research at Robinson, Humprey
                                        and Co. He has also served as President of two other
                                        publicly-traded companies and worked in senior
                                        management in the real estate, securities and trucking
                                        industries. Mr. Johns graduated from the University of
                                        North Carolina with a degree in Economics.


NAME                            AGE                             POSITION
----                            ---                             --------

MR. C. MICKLE MOYE               63     Director since May 1999. Mr. Moye has served as the
                                        President and Chief Executive Officer of three bank and
                                        trust companies over the past 15 years. In December
                                        1998, Mr. Moye retired as President and CEO of Security
                                        State Bank, Canton, Georgia after 10 years of
                                        employment. Mr. Moye holds a B.S. degree in Industrial
                                        Management from the Georgia Institute of Technology and
                                        has pursued post-graduate studies at the Harvard
                                        Business School.

MR. JOHN P. O'BRIEN              32     Secretary. Mr. O'Brien acts as Corporate Secretary and
                                        consultant to the Company. He began working with the
                                        Company in February 1999. Prior to his engagement at
                                        the Company, Mr. O'Brien worked as a consultant to
                                        numerous businesses and business organizations on
                                        matters related to technology, internet communications
                                        strategy, and Latin American public policy issues.
                                        Mr. O'Brien holds a B.A. degree from Baylor University, a
                                        J.D. degree from South Texas College of Law in Houston,
                                        Texas, and a M.A. in Latin American Studies from the
                                        University of Texas at Austin. He is a member of the
                                        Georgia and Texas state bar associations. Mr. O'Brien
                                        also speaks Spanish and French.

MR. KNUT T. ROSVOLD              55     President and Director of SIMEX A/S. Mr. Rosvold is an
                                        HVAC and plumbing engineer. Prior to beginning his
                                        employment at SIMEX A/S in 1988, Mr. Rosvold worked as
                                        the manager of the HVAC Division in Stavanger, Norway
                                        for ABB.  Mr. Rosvold has been General Manager of
                                        SIMEX A/S since 1988.

MR. BJORN HILLEROY OKLAND        36     Secretary and Director of Finance of SIMEX A/S.
                                        Mr. Okland has been the Director of Finance at SIMEX A/S
                                        since the acquisition of Norwegian Cooling Industries
                                        in 1998. Prior to the acquisition, he was employed for
                                        three years as the Director of Finance for that
                                        company. From 1993 to 1996, Mr. Okland served as the
                                        dean of the IHM Business School in Bergen, Norway.
                                        Mr. Okland holds the equivalent of a Bachelor of Business
                                        Administration and a Masters degree in Science.  He
                                        received the latter from the University of Surrey in
                                        England.


NAME                            AGE                             POSITION
----                            ---                             --------
MR. FRODE LASTAD                 42     General Manger, Norwegian Cooling Industries.
                                        Mr. Lastad has served as General Manager since June of
                                        1988. He graduated from the Norwegian Technical
                                        University with a civil engineering degree in
                                        refrigeration in 1982. Mr. Lastad has been employed by
                                        Norwegian Cooling Industries since 1984.

MR. OYSTEIN FRAFJORD             34     Manager, Ventilation Division, and Director of
                                        SIMEX A/S. Mr. Frafjord began his employment at SIMEX A/S
                                        in 1981 as a blacksmith apprentice. In 1988, Mr. Frafjord
                                        was promoted to manager for the Ventilation Division.
                                        In this capacity, he is responsible for sales,
                                        planning, and project management. Mr. Frafjord has
                                        five years of technical training in metal technology.

BOARD COMPOSITION

     Each member of the Board of Directors is elected on an annual basis by the shareholders. At each annual meeting of shareholders, directors are elected for the next year. Each director serves for a one (1) year term.

     Each officer is elected by, and serves at the discretion of, the Board of Directors. There are no family relationships among any of the directors or executive officers.


COMMITTEES OF THE BOARD

     At a Board of Directors meeting held on November 11, 1999, the Board established an Audit Committee and a Compensation Committee. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, the performance of our independent auditors and our accounting practices.

     The Compensation Committee establishes salaries, incentives and other forms of compensation for our officers and other employees and administers our incentive compensation and benefit plans.


DIRECTOR COMPENSATION

     Outside Directors receive $1,000 per meeting. Other Directors receive no cash remuneration for serving on the Board of Directors but are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings.

EMPLOYEE CONTRACTS

     The Company has not executed any employment agreements with its officers or key employees. However, the Company agreed in principle, during the Board meeting held on November 19, 1999, to the terms of an employment agreement with the Company's President, Mr. Arnold Johns. As of the date of this report, the employment agreement has not been formalized and executed.


LOCK-UP AGREEMENTS

     As of April 20, 1998, the Company and the Chairman of the Board of Directors, Mr. Elmer Lunde, the President of SIMEX A/S, Mr. Knut Rosvold, and Mr. Oystein Frafjord, Director of SIMEX A/S agreed to enter into lock-up agreements expiring April 20, 2001 in order to limit the number of shares that may be sold during any twelve (12) month period to 5% of 80% of the number of shares owned, leaving 20% of the shares owned on which sales are not restricted, other than by the restrictions set forth under Rule 144A of the Securities and Exchange Act of 1933. No shares have been disposed of by any shareholder/officer since the date of the reorganization. In addition, the Company entered into a lock-up agreement with Weld Tech A/S which allows Weld Tech A/S to sell 90,000 shares of common stock immediately, 180,000 shares of common stock after June 30, 1999 and 180,000 shares of common stock after January 1, 2000. As of March 20, 2000, none of the shares owned by Weld Tech have been sold. The holders of these shares must also comply with the restrictions set forth under Rule 144A of the Securities and Exchange Act of 1933 prior to reselling these shares.


Indemnification of Officers and Directors

     The Company has authority under Section 145 of the General Business Act of Delaware (the "DBCA") to indemnify its directors and officers to the extent provided for in such statute. The Company's Certificate of Incorporation permit indemnification of directors and officers to the fullest extent permitted by law.

     The DBCA provides in part that a corporation may indemnify a director or officer or other person who was, is, or is threatened to be made a named defendant or respondent in a proceeding because the person is or was a director, officer, employee or agent of the corporation, if it is determined that such person (a) conducted himself in good faith; (b) reasonably believed, in the case of conduct in his official capacity as a director or officer of the corporation, that his conduct was in the corporation's best interests, and, in all other cases, that his conduct was at least not opposed to the corporation's best interests; and (c) in the case of any criminal proceeding, had no reasonable cause to believe that his conduct was unlawful.

     A corporation may indemnify a person under the DBCA against judgments, penalties, (including excise and similar taxes), fines, settlements, and reasonable expenses actually incurred by the person in connection with the proceeding. If the person is found liable to the corporation or is found liable on the basis that personal benefit was improperly received by the person, the indemnification is limited to reasonable expenses actually incurred by the person in connection with the proceeding, and shall not be made in respect of any proceeding in which the person shall have been found liable for willful or intentional misconduct in the performance of his duty to the corporation.

     A corporation may also pay or reimburse expenses incurred by a person in connection with his appearance as a witness or other participation in a proceeding at a time when he is not a named defendant or respondent in the proceeding.

     The effect of these provisions is to eliminate the rights of the Company and its shareholders (through shareholders' derivative suits on behalf of the Company) to recover monetary damages against an officer or director for breach of fiduciary duty as an officer or director (including breaches resulting from grossly negligent behavior), except in the situations described above. These provisions will not limit the liability of directors or officers under the federal securities laws of the United States. The foregoing summary of the Company's Certificate of Incorporation, as amended, is qualified in its entirety by reference to the relevant provisions.


ITEM 10.  Executive Compensation

     No executive officer, director or other individual received compensation of more than $100,000 for the prior fiscal year.


COMPENSATION TABLES

     The compensation paid in 1999 and 1998 to the Chief Executive Officer of the Company and to the President of the Company is set forth in the table below. No executive officers or any officer of a subsidiary had total compensation that exceeded $100,000.


                                           1999 SUMMARY COMPENSATION TABLE
                                                   THE COMPANY

                           ANNUAL
                        COMPENSATION                        LONG-TERM COMPENSATION
                       ---------------                  ------------------------------
                                                               AWARDS          PAYOUTS
                                                        --------------------   -------       ALL
NAME AND                                 OTHER ANNUAL   RESTRICTED  OPTIONS/    LTIP        OTHER
PRINCIPAL              SALARY    BONUS   COMPENSATION     STOCK       SARs     PAYOUT    COMPENSATION
POSITION        YEAR     ($)      ($)        ($)         AWARDS       (#)        ($)          ($)
-------------   ----   ------    -----   ------------   ----------  --------   -------   ------------
Arnold Johns    1999   30,000      0          0             0         0 (2)       0            0
President (1)   1998

Elmer Lunde     1999   95,000      0          0             0         0           0            0
CEO             1998   80,000

------------
(1) Mr. Johns 1999 compensation represents three (3) months. Mr. Johns annual compensation is $120,000.

(2) The Company's Compensation Committee is considering an employment agreement for Mr. Johns, which, if approved, would include the grant of options to acquire 500,000 shares of the Company's common stock.

     There were no stock option grants during the year ended December 31, 1999. The Company has no stock appreciation rights ("SARs") outstanding.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of December 31, 1999 certain information regarding beneficial ownership of common stock by:

     - Each person known to the Company who owns beneficially more than five percent (5%) of the common stock;

     -    The directors;

     -    The executive officers; and

     -    All executive officers and directors as a group.

     Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of the date of this Registration Statement are deemed outstanding. These shares, however are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name. Unless otherwise indicated, the address for the following shareholders is c/o SIMEX Technologies, Inc.

                                                                              COMMON
                                                                      STOCK BENEFICIALLY OWNED
                                                                   -----------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                           NO. OF SHARES      % OF CLASS
----------------------------------------                           -------------      ----------

MR. ELMER LUNDE                                                      5,265,000          41.09%
Roaldsoyveien 44
N-4085 Hundvag
Norway

MR. KNUT ROSVOLD                                                       742,500           5.79%
Eiganesveien 57
4009 Stavanger
Norway

MR. OYSTEIN FRAFJORD                                                   742,500           5.79%
Slettmyrhagen 14
N-4033 Forus
Norway

LANCER OFFSHORE, INC. (2)                                            1,919,474          14.98%
Suite 2006
375 Park Avenue
New York, New York  10152

ALL DIRECTORS AND EXECUTIVE OFFICERS
 AS A GROUP (3 Persons)                                              6,750,000          52.67%

------------
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial" owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. A person is deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

(2) Lancer Offshore, Inc. owns 1,177,500 shares of common stock which represents 9.18% of the outstanding shares. Lancer Offshore, Inc. is an affiliate of (a) Lancer Partners, L.P. which owns 571,000 shares of common stock which represents 4.46% of the outstanding shares, (b) Lancer Voyager Fund which owns 117,500 shares of common stock which represents 0.92% of the outstanding shares and (c) Michael Lauer who owns 53,474 shares of common stock which represents 0.42% of the outstanding shares. These affiliated entities own beneficially 14.98% of the outstanding shares of the Company.

ITEM 12.  Certain Relationships and Related Transactions

The Reorganization

     The Company was originally organized under the laws of the State of Utah on January 27, 1983 under the name Medical Technologies, Inc. The Company subsequently changed its name several times and in January 1996, changed the state of incorporation to Nevada and the name to Maile International, Inc. ("Maile"). On April 28, 1998, the shareholders of SIMEX A/S, the Company's principal operating subsidiary in Norway, exchanged all of its shares of stock for 6,000,000 shares representing approximately sixty percent (60%) of all of the outstanding stock of Maile prior to the receipt of 1,500,000 shares placed in escrow. At the closing of the exchange of shares, Maile changed its name to SIMEX/NK Technologies, Inc. Simultaneously with the exchange of the shares, 357,142 common stock and 1,130,000 shares of its 8% Series A Convertible Preferred Stock were sold in a private offering. The price paid for the common stock was $1.40 per share for the common stock and $1.90 per share for the preferred stock. The preferred stock was convertible into shares of common stock on a one-for-one basis after 90 days. The preferred stock accrued dividends of $47,000 which were paid in connection with the conversion of all of the outstanding preferred stock into common stock in August 1998.

     The common stock issued in the private placement and the common stock converted from the preferred stock are subject to registration rights of the holders.

     At the time of the exchange, the persons serving as the management of SIMEX A/S became the management of the Company. The remaining 2,512,857 shares of common stock are owned by approximately 200 shareholders.

     In April 1999, the Company reincorporated in the State of Delaware and changed its name to SIMEX Technologies, Inc.

The Escrow Shares

     In addition to the 6,000,000 shares issued to the original SIMEX A/S shareholders, 1,500,000 shares of stock were deposited into escrow pending release at the earlier of (i) the Company achieving earnings before interest, income taxes, depreciation and amortization ("EBITDA") of at least $1,800,000 after certain unusual items such as currency exchange fluctuations, excess depreciation and unusual losses during the year ended December 31, 1998 or 1999 or (ii) five (5) years from the date of the depositing of the shares into escrow. The shares were released in May 1999 to the original SIMEX A/S shareholders.

The Private Placement

     In July 1998, the Company authorized the issuance of an additional 1,200,000 shares. The Company sold 789,474 shares to a group of four (4) investors designated by the Company as the Lauer Group for a purchase price of $1.90 per share. The Lauer Group has certain registration rights with respect to the shares of the common stock. In September and December 1998, the Company issued 10,000 shares at $3.25 per share and 4,600 shares at $3.25 per share, respectively. Proceeds to the Company were $47,000. The purchases were not related to the Lauer Group.


The Acquisitions

     The Company acquired five (5) companies in 1998 and in connection therewith paid for the acquisitions in cash or a combination of cash and issuance of common stock. A description of the acquisitions are as follows:

     - In May 1998, the Company's subsidiary, SIMEX A/S, acquired the outstanding shares of Norwegian Cooling Industries. In connection with that transaction, the Company paid the shareholders of Norwegian Cooling Industries $2.7 million in cash.

     - In September 1998, SIMEX A/S purchased the assets of OIN Sprinklers A/S, including its inventory and accounts. In connection with that transaction, the Company paid approximately $60,000 plus 22,400 shares of the Company's common stock in exchange for these assets.

     - In November 1998, SIMEX A/S acquired all of the outstanding shares of Weld Tech A/S. In connection with that transaction, the Company paid the shareholders approximately $1.3 million cash and issued 450,000 shares of the Company's common stock with an option to acquire an additional 200,000 shares at an exercise price of $2.75 per share. The option expires in two (2) years.

     - In November 1998, SIMEX A/S acquired all of the outstanding share of Hordaror A/S. In connection with that transaction, the Company paid the shareholders approximately $104,000 cash and issued 13,513 shares of the Company's common stock.

     - In November 1998, SIMEX A/S acquired all of the outstanding share of Vest Norge Doors. In connection with that transaction, the Company paid the shareholders approximately $135,000 cash and issued 38,000 shares of the Company's common stock.

Loans to Shareholders

The Company has loaned monies to Elmer Lunde, Kjell Jagelid, Knut Rosvold and Oystein Frafjord. The loans are payable upon the earlier to occur of (a) a demand for payment by the Company or (b) August 1, 2003. The loans carry interest at the United States prime rate published from time to time by the Wall Street Journal and require quarterly payments of interest. The purpose of these loans was to pay personal income tax (Norwegian) on the value of the stock received in the reorganization.


Future Transactions

     All future transactions, including loans between the Company and its officers, directors, principal shareholders and their affiliates, are required to be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board and will be on terms no less favorable than could be obtained from unaffiliated third parties.


Consultants

     SIMEX A/S engaged Mr. Kjell Jagelid and Mr. Warren L. Traver, in 1994 and 1997 respectively, to assist the Company in securing capital in the United States. Mr. Traver received $10,000 a month as compensation for his services as a consultant for the Company, and Mr. Jagelid received $5,000 a month as compensation for his services as a consultant for the Company. Prior to June 30, 1999, Mr. Jagelid received $10,000 a month for compensation for his services as a consultant for the Company. The Board of Directors elected to pay this amount of compensation to Mr. Jagelid and Mr. Traver because the Company does not intend to employ Mr. Jagelid and Mr. Traver on a long-term basis. In December 1999, the services of Mr. Traver and Mr. Jagelid was terminated. Mr. Traver is also a beneficial owner of shares of the Company. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


ITEM 13.  Exhibits and Reports on Form 8-K.

(a)  Exhibits: The following exhibits are filed as part of this report

     (2)  2.1  Certificate of Merger

          2.2  Plan of Merger

     (3)  3.1  Certificate of Incorporation

          3.2  Bylaws

     (4)  Form of Common Stock Certificate*

     (10) 10.1(a) Acquisition Documents

          10.1(a) April 28, 1998 Agreement and Plan of Reorganization between Maile International, Inc. and Simex AS

          10.1(b) May 1998 Stock Purchase Agreement between shareholders of
                  Norsk Kjoleindustri AS and Simex AS

          10.1(c) November 17, 1998 Stock Purchase Agreement between shareholders of Weld Tech AS and Simex AS

          10.1(d) December 18, 1998 Stock Purchase Agreement between shareholders of Hordaror AS and Simex AS

          10.1(e) November 17, 1998 Stock Purchase Agreement between shareholders of Vest Norge Doors AS and Simex AS

          10.1(f) September 22, 1998 Stock Purchase Agreement between shareholders of OIN Sprinkler and Simex AS

     10.2 Material Leases

          10.2(a) March 26, 1999 Fleet Agreement between Brodrene
                  Kverneland Bryne AS and Simex AS

          10.2(b) November 27, 1998 Lease Agreement between Tjelta
                  Eiendom I AS (TE) and Simex AS

          10.2(c) December 1, 1999 Lease Agreement between TE and Simex AS

     10.3 Other Material Contracts

          10.3(a) License Agreements between subsidiaries of the Company and HRS Systems, Inc.

          10.3(b) April 29, 1999 Loan Agreement between Sparebanken
                  Rogaland and Simex A/S

          10.3(c) August 1, 1999 Promissory Notes between Simex/NK
                  Technologies, Inc. and shareholders, Elmer Lunde, Oystein Frajord, and Knut T. Rosvold

          10.3(d) July 13, 1999 Resignation Agreement between Kjell I.
                  Jagelid and the Company

          10.3(e) November 19, 1999, stock based compensation plan, as approved by the Company's Board of Directors.

     (21) 21.1 List of the Company's subsidiaries

     (27) 27.1 Financial Data Schedule (for SEC use only)*

     (99) Certification of Translated Foreign Language Documents

------------
*Filed herewith.

     (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999

                  INDEX TO FINANCIAL STATEMENTS FOR THE COMPANY

                            SIMEX TECHNOLOGIES, INC.
                                AND SUBSIDIARIES


Independent auditors' report                                                               32

Consolidated balance sheet as of December 31, 1999                                         33

Consolidated statements of operations for the years ended December 31, 1999 and 1998       35

Consolidated statements of shareholders' equity for the years ended December 31,
1999 and 1998                                                                              36

Consolidated statements of cash flows for the years ended December 31, 1999 and 1998       37

Notes to consolidated financial statements                                                 39

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
SIMEX Technologies, Inc.:


     We have audited the accompanying consolidated balance sheet of SIMEX Technologies, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMEX Technologies, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                        KPMG LLP

March 24, 2000
Atlanta, Georgia

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  DECEMBER 31,
              ASSETS                                                 1999
              ------                                              ------------
              Current assets:
               Cash and cash equivalents                            $   284
               Trade accounts receivable, less allowance for
               doubtful accounts of $60                               5,766
               Costs and estimated earnings in excess of
               billing on
               uncompleted contracts (note 3)                         1,514
               Inventories                                            1,199
               Prepaid expenses and other current assets                218
                                                                    -------
                  Total current assets                                8,981
              Notes receivable--officers (note 4)                       300
              Investments (note 5)                                       21
              Investments in affiliated companies (note 6)              273
              Property, plant, and equipment, net (note 7)            2,799
              Goodwill, less accumulated amortization of $200         3,111
              Note receivable (note 15)                               1,066
                                                                    -------
                  Total assets                                      $16,551
                                                                    =======


        See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               DECEMBER 31,
                                                                   1999
                                                               ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Note payable--bank (note 8)                                      $ 2,133
 Current portion of long-term debt (note 9)                           627
 Accounts payable                                                   3,536
 Accrued salaries and wages                                           682
 Accrued taxes other than income                                    1,431
 Accrued income taxes                                                  86
 Deferred income taxes (note 10)                                      272
 Other current liabilities                                            193
                                                                  -------
    Total current liabilities                                       8,960
Long-term debt, less current portion (note 9)                       2,797
Deferred income taxes (note 10)                                       368
Other liabilities                                                      94
                                                                  -------
    Total liabilities                                              12,219
                                                                  -------
Shareholders' equity:
 Preferred stock, $.001 par value. Authorized 5,000 shares;
  none issued or outstanding (note 11)                                 --
 Common stock, $.001 par value. Authorized 50,000 shares;
  12,814 shares issued and outstanding (note 12)                       13
 Additional paid-in capital                                         6,465
 Accumulated deficit                                               (1,332)
 Treasury stock, 10 shares at cost                                    (30)
 Accumulated other comprehensive loss--foreign currency
  translation adjustment                                             (784)
                                                                  -------
    Total shareholders' equity                                      4,332
                                                                  -------
Commitments and contingencies (notes 8, 9, and 15)
    Total liabilities and shareholders' equity                    $16,551
                                                                  =======


                   SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                                           ---------------------
                                                                            1999          1998
                                                                           -------       -------
Revenues                                                                   $30,515       $24,403
Cost of sales                                                               24,016        20,757
                                                                           -------       -------
 Gross profit                                                                6,499         3,646
Selling, general, and administrative expenses (note 6)                       6,810         2,245
Write-off of investment (note 5)                                             1,175            --
                                                                           -------       -------
 Operating income (loss)                                                    (1,486)        1,401
                                                                           -------       -------
Other income (expense):
 Interest income (note 4)                                                      202           105
 Interest expense                                                             (756)         (385)
 Other                                                                          18             7
                                                                           -------       -------
    Total other expense                                                       (536)         (273)
                                                                           -------       -------
 Income (loss) before income taxes                                          (2,022)        1,128
Income taxes (note 10)                                                         202           377
                                                                           -------       -------
 Net income (loss)                                                         $(2,224)      $   751
                                                                           =======       =======
Earnings (loss) per share (note 13):

 Basic                                                                     $  (.17)      $   .06
                                                                           =======       =======
 Diluted                                                                   $  (.17)      $   .06
                                                                           =======       =======

        See accompanying notes to consolidated financial statements

                   SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                                      RETAINED
                                            PREFERRED STOCK         COMMON STOCK      ADDITIONAL      EARNINGS
                                          --------------------------------------       PAID-IN     (ACCUMULATED        TREASURY
                                          SHARES    AMOUNT     SHARES      AMOUNT      CAPITAL        DEFICIT)          STOCK
                                          ------    ------     ------      ------     ----------   ------------        --------
Balances at December 31, 1997
                                              --     $--       10,013       $10       $  425         $   188              --
Issuance of preferred stock
 (note 11)                                 1,130       1           --        --        2,055              --
Preferred stock dividends (note 11)           --      --           --        --           --             (47)             --
Conversion of preferred stock to
 common stock (note 11)                   (1,130)     (1)       1,130         1           --              --              --
Issuance of common stock (note 12)            --      --        1,161         1        1,824              --              --
Issuance of common stock and
 options in connection with
 acquisitions note 14)                        --      --          520         1        2,161              --              --
Comprehensive income:
 Net income                                   --      --           --        --           --             751              --
 Foreign currency translation
  adjustments                                 --      --           --        --           --              --              --

    Total comprehensive income                                                                                            --
                                          ------     ---       ------       ---       ------         -------            ----
Balances at December 31, 1998                 --      --       12,824        13        6,465             892              --
 Treasury stock transaction                   --      --          (10)       --           --              --             (30)
Comprehensive loss:
 Net loss                                     --      --           --        --           --          (2,224)             --
 Foreign currency translation
  adjustments                                 --      --           --        --           --              --              --

    Total comprehensive loss
                                          ------     ---       ------       ---       ------         -------            ----
Balances at December 31, 1999                 --     $--       12,814       $13       $6,465         $(1,332)           $(30)
                                          ======     ===       ======       ===       ======         =======            ====

                                         ACCUMULATED
                                            OTHER
                                        COMPREHENSIVE
                                         LOSS-FOREIGN
                                          CURRENCY           TOTAL
                                         TRANSLATION      SHAREHOLDERS'
                                          ADJUSTMENT         EQUITY
                                        -------------     -------------
Balances at December 31, 1997                $ (24)           $   599

Issuance of preferred stock
 (note 11)                                      --              2,056
Preferred stock dividends (note 11)             --                (47)
Conversion of preferred stock to
 common stock (note 11)                         --                 --
Issuance of common stock (note 12)              --              1,825
Issuance of common stock and
 options in connection with
 acquisitions note 14)                          --              2,162

Comprehensive income:
 Net income                                     --                751
 Foreign currency translation
  adjustments                                 (275)              (275)

    Total comprehensive income                                    476
                                             -----            -------
Balances at December 31, 1998                 (299)             7,071
 Treasury stock transaction                     --                (30)
Comprehensive loss:
 Net loss                                       --             (2,224)
 Foreign currency translation
  adjustments                                 (485)              (485)

Total comprehensive loss                                       (2,709)
                                             -----            -------
Balances at December 31, 1999                $(784)           $ 4,332
                                             =====            =======


          See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      YEARS ENDED
                                                                      DECEMBER 31,
                                                                 ---------------------
                                                                  1999          1998
                                                                 -------       -------

Cash flows from operating activities:

 Net income (loss)                                               $(2,224)      $   751
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization                                      883           538
  Earnings from affiliated companies                                 (23)          (15)
  Deferred income taxes                                               76            85
  Write-off investment in GMGI                                     1,175            --
  Other                                                               31            75
  Changes in operating assets and liabilities, net of
   effects of acquisitions:
   Accounts receivable                                               271        (1,594)
   Inventories and uncompleted contracts                             315           428
   Prepaid expenses and other current assets                          13        (1,346)
   Other assets                                                     (202)           --
   Accounts payable                                                1,470          (714)
   Accrued salaries and wages                                        131           477
   Accrued taxes other than income                                   180           651
   Accrued income taxes                                             (311)          247
   Other current liabilities                                          82          (274)
                                                                 -------       -------
    Net cash provided by (used in) operating activities            1,867          (691)
                                                                 -------       -------
Cash flows from investing activities:

 Acquisitions of property, plant, and equipment                   (1,095)         (907)
 Proceeds from sale of property, plant, and equipment              2,923           180
 Acquisitions of businesses, net of cash acquired of $406             --        (3,925)
 Acquisition of investments                                          (21)         (117)
 Acquisition of investments in affiliated companies                    8          (266)
 Increase in notes receivable                                     (1,065)           --
 Increase in notes receivable--employees                             (55)         (230)
                                                                 -------       -------
    Net cash provided by (used in) investing activities              695        (5,265)
                                                                 -------       -------
Cash flows from financing activities:

 Proceeds from note payable--bank, net                               410           203
 Proceeds from long-term debt                                        343         5,247
 Payments on long-term debt                                       (3,634)       (2,598)
 Issuance of preferred stock                                          --         2,056
 Issuance of common stock                                             --         1,825
 Preferred stock dividends paid                                       --           (47)
                                                                 -------       -------
    Net cash provided by (used in) financing activities           (2,881)        6,686
                                                                 -------       -------
Effect of exchange rate changes in cash and cash equivalents        (274)          (38)
                                                                 -------       -------
    Net change in cash and cash equivalents                         (593)          692
Cash and cash equivalents at beginning of year                       877           185
                                                                 -------       -------

Cash and cash equivalents at end of year                         $   284       $   877
                                                                 =======       =======

                   SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               YEARS  ENDED
                                                               DECEMBER 31,
                                                             ----------------
                                                             1999         1998
                                                            ------      -------
Supplemental disclosure of cash flows information:
 Cash paid during the years for:

  Interest                                                  $  617       $  361
                                                            ======       ======
  Income taxes                                              $  391       $   56
                                                            ======       ======
Supplemental disclosure of noncash investing and
 financing activities:

  Acquisition of investment in exchange for receivable      $   --       $1,154
                                                            ======       ======

  Conversion of preferred stock to common stock             $   --       $    1
                                                            ======       ======

  Treasury stock transaction                                $  (30)      $   --
                                                            ======       ======
In May 1998, the Company acquired the capital stock
 of Norsk Kjoleindustry AS (note 14):

  Fair value of net assets acquired, net of cash received   $   --      $11,730
  Liabilities assumed                                           --       (5,643)
  Common stock and options issued                               --       (2,162)
                                                            ------      -------

                                                            $   --       $3,925
                                                            ======       ======


See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

     (A)  DESCRIPTION OF BUSINESS

          SIMEX Technologies, Inc. and subsidiaries (collectively, the "Company") principally operates through its wholly owned subsidiary, Simex AS, located in Norway. The Company is engaged in construction and services, including design, engineering, fabrication, production, installation, and maintenance for both off-shore for the oil and gas industry, and on-shore in commercial, industrial, and government projects. In addition, the Company is engaged in concrete post tensioning construction for off-shore oil and gas drilling platforms. The Company has derived its revenues primarily from customers in Norway and the United Kingdom (see note 18).

     (B)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the financial statements of SIMEX Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     (C)  CASH EQUIVALENTS

          Cash equivalents of $284 at December 31, 1999 consist of money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     (D)  INVENTORIES

          Inventories are stated at the lower of cost or market and consist principally of raw materials. Cost is determined using the last-in, first-out method for all inventories other than supplies, for which the first-in, first-out method is used to determine cost.

     (E)  INVESTMENT

          Investment in nonmarketable equity security in which the ownership amount and circumstances do not justify use of the consolidation or equity methods of accounting is carried at cost.

     (F)  INVESTMENTS IN AFFILIATED COMPANIES

          Investments in the common stock of two affiliated companies are accounted for by the equity method. The excess of cost of the stock of those affiliates over the Company's share of their net assets at the acquisition date is being amortized straight-line over 20 years.

     (G)  PROPERTY, PLANT, AND EQUIPMENT

          Property, plant, and equipment are stated at cost. Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to 39 years. Leasehold improvements are amortized straight-line over the shorter of the lease term or estimated useful life of the asset.

     (H)  GOODWILL

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     (I)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO
          BE DISPOSED OF

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (J)  REVENUE AND COST RECOGNITION

          Revenues from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the cost-to-cost method. This method is used because management considers the cost-to-cost method to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured by the cost-to-cost method.

          Contracts to manage, supervise, or coordinate the construction activity of others are recognized only to the extent of the fee revenue. The revenue earned in a period is based on the ratio of hours incurred to the total estimated hours required by the contract.

          Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contact penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Profit incentives are included in revenues when their realization is reasonably assured. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated.

          The asset, if any, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, if any, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

     (K)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (L)  RESEARCH AND DEVELOPMENT, AND ADVERTISING

          Research and development, and advertising costs are expensed as incurred. Research and development costs amounted to $250 and $450 in 1999 and 1998. Advertising costs amounted to $119 and $65 in 1999 and 1998, respectively.

     (M)  PENSION PLAN

          On January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 132, Employers' Disclosures About Pension and Other Postretirement Benefits. SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans. SFAS No. 132 does not change the method of accounting for such plans.

          The Company has a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and the employee's compensation before retirement. The cost of this program is being funded currently. Members of the Board of Directors of Simex AS, who are also employees of Simex AS, receive a pension contribution equal to one months pay per year of service to Simex AS, in accordance with Norwegian law.

     (N)  COMPREHENSIVE INCOME

          On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and foreign currency translation adjustment and is presented in the consolidated statements of shareholders' equity and comprehensive income (loss). The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     (O)  FOREIGN CURRENCY TRANSLATION ADJUSTMENT

          The Company applies Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation (FAS 52) for its subsidiaries outside the United States. Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of shareholders' equity. Revenues, costs, and expenses are translated at the weighted average exchange rate for the period.

     (P)  EARNINGS PER SHARE

          The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect, if any, of convertible preferred stock, (3) the dilutive effect, if any, of stock options using the treasury stock method, and
          (4) dilutive effect, if any, of other potentially dilutive securities.

     (Q)  USE OF ESTIMATES

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


(2)  REORGANIZATION

     On April 28, 1998, Simex AS, the Norwegian principal operating subsidiary of the Company, acquired Maile International, Inc. ("Maile"), a U.S. public shell company, in a transaction accounted for as a reverse acquisition. For accounting purposes, Simex AS was deemed to be the acquiring company and Maile, the acquiree. Accordingly, the transaction was accounted for as a reorganization using historical costs and the consolidated historical financial statements represent those of Simex AS after giving retroactive effect to the issuance of common stock and a reverse stock split in connection with the reverse acquisition. In addition, Maile's name was ultimately changed to SIMEX Technologies, Inc. and became the U.S. holding company for Simex AS.


(3)  COST AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS

     Cost and estimated earnings in excess of billings on uncompleted contracts consists of the following at December 31, 1999:


Cost incurred on uncompleted contracts  $16,192
Estimated earnings                        4,987
                                        -------
                                         21,179
Less billings to date                    19,665
                                        -------
                                        $ 1,514
                                        =======

Costs and estimated earnings in excess
 of billings on uncompleted contracts   $ 1,514
Billings in excess of costs and
 estimated earnings on uncompleted
 contracts                                   --
                                        -------
                                        $ 1,514
                                        =======


(4)  NOTES RECEIVABLE

     At December 31, 1999, the notes receivable for $300 is due from certain officers of Simex AS and a consultant to the Company. The annual interest rate is the prime rate announced from time to time by the Wall Street Journal and the notes are due the earlier of (a) demand for payment by the Company or (b) August 1, 2003. Interest income for 1999 and 1998 was $24 and $-5-, respectively.


(5)  INVESTMENT

     During the year ended December 31, 1999, the Company recorded a write-down of its investment in a Venezuelan coal and mineral mining company. The amount of the write-down was $1,175. The write-down was based on an evaluation of the Company's security interest in the coal and mineral mining company, which evaluation indicated the investment to have no value.


(6)  INVESTMENTS IN AFFILIATED COMPANIES

     Investments in affiliated companies consist of 40% of the common stock of Jotronic Data AS and Unitron Management AS. During the year ended December 31, 1999, these companies were consolidated into one company and renamed Unitron AS ("Unitron"). The shares were acquired in 1998, and the Company has included its share of net income from the date of acquisition. Such equity in earnings is not significant.

     The unamortized portion of the excess of the cost over the Company's share of net assets of affiliated companies is $216 at December 31, 1999.

     Unitron provides its services for the Company under the terms of a management services agreement. The cost of these services aggregates $532 in 1999. Fees charged to the Company for these services are set at the level of fees that Unitron charges to unrelated parties.


(7)  PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consists of the following at December 31, 1999:


               Machinery and equipment                            4,984
               Less accumulated depreciation and amortization     2,185
                                                                 ------

                   Net property, plant, and equipment            $2,799
                                                                 ======


     During the year ended December 31, 1999, the Company sold the land and buildings which had comprised its Norwegian headquarters. The land and buildings carried a net book value of $2,948 at the date of sale and sold for $2,923, resulting in a loss on sale of $25. Proceeds from the sale were used to pay down both short and long term debt. The estimated depreciable lives for the machinery and equipment is five years. The Company leased its new facility under an operating lease (see note 15).


(8)  NOTE PAYABLE--BANK

     The Company's note payable--bank has two components, a $2,300 overdraft facility which bears interest at NIBOR (Norwegian) plus .90% (6.78% at December 31, 1999) and a $1,000 overdraft facility which bears interest at LIBOR plus 1.00% (7.00% at December 31, 1999). As of December 31, 1999, the Company had drawn $2,133 under this facility, leaving an availability of $1,167. Both note payable--bank overdraft facilities are due on demand and are secured by certain accounts receivable and equipment of the Company.


(9)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1999:



                  Mortgage payable, NIBOR (Norwegian) plus 1.0% (6.90% at
                   December 31, 1999), payable in quarterly principal payments of $31 through 2008 with interest due quarterly. Mortgage
                   payable is secured with accounts receivable and property,
                   plant and equipment                                                     $1,057

                  Mortgage payable, NIBOR (Norwegian) plus .9% (6.78%
                   at December 31, 1999), payable in monthly principal payments of $31 through 2004 with interest due monthly. Mortgage payable is
                   secured with accounts receivable and property, plant and equipment       1,866

                  7% notes payable in monthly installments of $6 through 2007
                   note payable secured by equipment                                          333

                  Mortgage payable, NIBOR (Norwegian) plus .9% (6.78% at December 31,
                   1999), payable in monthly principal payments of $31 through 2002 with interest due monthly. Mortgage payable secured by accounts receivable,
                   inventories, and property, plant and equipment                              97

                  11% notes payable, payable in monthly installments of $3 through 2007 with interest due monthly. Note payable secured by inventories
                   and equipment                                                               71
                                                                                           ------
                                                                                            3,424
                  Less current portion of long-term debt                                      627
                                                                                           ------
                   Long-term debt, less current portion                                    $2,797
                                                                                           ======

     The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 1999 are as follows:


                                            YEARS ENDING
                                            DECEMBER 31,
                                            ------------
                                               2000        $627
                                               2001         607
                                               2002         556
                                               2003         553
                                               2004         549

(10) INCOME TAXES

     Income tax expense attributable to income from continuing operations consists of:


                                   CURRENT  DEFERRED   TOTAL
                                   -------  --------   -----

Year ended December 31, 1999:
 U.S. Federal                       $ --       --        --
 State                                --       --        --
 Foreign                             125       77       202
                                    ----      ---       ---
    Total                           $125       77       202
                                    ====      ===       ===

Year ended December 31, 1998:
 U.S. Federal                       $ --       --        --
 State                                --       --        --
 Foreign                             397      (20)      377
                                    ----      ---       ---
    Total                           $397      (20)      377
                                    ====      ===       ===

     Income tax expense attributable to income from continuing operations was $202 and $377 for the years ended December 31, 1999 and 1998, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before income taxes as a result of the following:

                                                              1999    1998
                                                             -----    ----
Computed "expected" tax expense (benefit)
Increase (reduction) in income taxes resulting from:         $(687)   $384
 Difference in U.S. and foreign tax rates                       12     (79)
 Increase in valuation allowance for deferred tax assets       887      75
    Other                                                      (10)     (3)
                                                             -----    ----
                                                             $ 202    $377
                                                             =====    ====


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 are as follows:

      Deferred tax assets:
       Tax loss regarding liquidation               $   860
       Other                                             30
       Pension                                           16
       Net operating loss carryforward                1,235
                                                    -------
          Gross deferred tax assets                   2,141
       Less valuation allowance                        (962)
                                                    -------
          Net deferred tax assets                     1,179
                                                    -------

      Deferred tax liabilities:
       Equipment                                    $   395
       Cost and estimated earnings in excess
        of billings on uncompleted contracts          1,424
                                                    -------
          Total deferred tax liabilities              1,819
                                                    -------
          Net deferred tax liability                $   640
                                                    =======


     The valuation allowance for deferred tax assets as of January 1, 1999 was $75. The net change in the total valuation allowance for the years ended December 31, 1999 and 1998 was $887 and an increase of $75, respectively. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     At December 31, 1999, the Company has net operating loss carry-forwards for U.S. Federal income tax purposes of approximately $2,700 which are available to offset future Federal taxable income, if any, through 2009.


(11) PREFERRED STOCK

     The Company issued 1,130 shares of 8% Series A cumulative preferred stock in April 1998 for $1.90 per share in a private placement. Proceeds to the Company were $2,056, net of offering expenses of $91. The preferred stock was convertible into shares of common stock of the Company on a one-for-one basis after 90 days. The preferred stock accrued dividends of $47 which were paid in connection with the conversion of all of the outstanding preferred stock into the Company's common stock in August 1998.

(12) COMMON STOCK, OPTIONS AND WARRANTS

     In April 1998, the Company issued 357 shares at $1.40 per share pursuant to a private placement. Proceeds to the Company amounted to $450, net of offering expenses of $50.

     In July 1998, the Company issued 789 shares at $1.90 per share pursuant to a private placement. Proceeds to the Company amounted to $1,328, net of offering expenses of $172.

     In September and December 1998, the Company issued 10 shares and 5 shares, respectively, at $3.25 per share. Proceeds to the Company amounted to $47.

     In connection with the acquisition of Weld Tech AS, the Company issued the former owner of Weld Tech AS an option to acquire 200,000 shares of common stock of the Company at $2.75 per share (see note 14).

     On November 4, 1999, the Company entered into a consulting agreement with a financial services firm. As compensation for their services the firm receives a monthly retainer of $7,000 and 20,000 warrants to purchase shares of the Company's common stock. The exercise price of the warrants is $3.00 per share. The compensation continues for the term during which services are rendered by the firm, with a minimum period of five (5) months. The exercise period for the warrants expires five (5) years from their date of grant. There were 40,000 warrants issued under this agreement during the year ended December 31, 1999. The fair value of these warrants was not significant.

     In November 1999 the Company's board of directors approved a stock based compensation plan ("Plan") under which shares or options can be granted to employees, directors and consultants. The Company will measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees".

     The Plan reserves for issuance 1,923,600 shares of the Company's common stock for its employees, directors and consultants. Management of SIMEX AS, the Company's wholly-owned Norwegian subsidiary, has proposed a form of stock option plan for its employees which, if implemented, would require the Company to allocate approximately 1,030,000 of the 1,923,600 options issuable under the stock option plan to the employees of SIMEX AS. This proposal by the management of SIMEX AS is under consideration by the Board, but has not been approved. The Company did not grant any options under this plan in 1999. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. The amount of these compensation expenses is unknown. The options under the Plan are exercisable immediately up to ten (10) years after the grant date in accordance with the vesting provisions of the individual agreements set forth at the time of the award. All options expire no later than ten (10) years from the date of grant.


(13) EARNINGS PER SHARE

     The Company has adopted the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", which is effective for fiscal years ending after December 15, 1997. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the dilutive effect of common stock equivalents. For the year ended December 31, 1999, the dilutive effect of stock options and warrants, which comprise common stock equivalents, have not been presented because their effect would have been anti-dilutive.


                                                         YEARS ENDED
                                                         DECEMBER 31,
                                                     ---------------------
                                                      1999          1998
                                                     ----------    -------
       Numerator:
        Net income (loss)                              $( 2,224)   $   751
        Preferred stock dividends                           --         (47)
                                                       --------    -------
           Numerator for basic and diluted
           earnings per share                          $ (2,224)   $   704
                                                       ========    =======
        Denominator:
         Denominator for basic earnings per
         share--weighted-average shares
         outstanding                                     12,824     11,138
         Effect of dilutive securities--stock
         options                                             --         11
                                                       --------    -------
           Denominator for diluted earnings per share    12,824     11,149
                                                       ========    =======

        The effect of the "as if" conversion for the preferred stock on the diluted earnings per share is anti-dilutive and therefore has been excluded.

(14) ACQUISITIONS

     In May 1998, the Company acquired all of the outstanding capital stock of Norsk Kjoleindustri AS ("Norwegian Cooling") located in Norway for $2,683 in cash. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations are included from the date of acquisition. The acquisition resulted in goodwill of $494 which is being amortized over 20 years using the straight-line method.

     In September 1998, the Company acquired certain assets of OIN Sprinklers AS ("OIN") located in Norway for $144 consisting of $60 in cash and 22 shares of common stock of the Company. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations are included from the date of acquisition. The acquisition resulted in goodwill of $158 which is being amortized over 20 years using the straight-line method.

     In November 1998, the Company acquired all the outstanding stock of Weld Tech AS ("Weld Tech") located in Norway for $3,237 consisting of $1,349 in cash, 450 shares of common stock of the Company valued at $1,688 and an option to acquire 200 shares of the Company at $2.75 per share valued at $200. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations are included from the date of acquisition. The acquisition resulted in goodwill of $2,545 which is being amortized over 20 years using the straight-line method.

     In November 1998, the Company acquired all the outstanding capital stock of Vest Norge Doors AS ("Vest Norge") located in Norway for $277 consisting of cash of $135 and 38 shares of common stock of the Company. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of operations are included from the date of acquisition. The acquisition resulted in goodwill of $296 which is being amortized over 20 years using the straight-line method.

     In December 1998, the Company acquired all the outstanding capital stock of Hordaror AS ("Hordaror") located in Norway for $152 consisting of $104 in cash and 14 shares of common stock of the Company. The acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations are included from the date of acquisition. The acquisition resulted in goodwill of $154 which is being amortized over 20 years using the straight-line method.

     In December 1999, the Company reacquired 9 of the 14 shares of common stock of the Company as an adjustment to the purchase price of Hordador. This adjustment to the purchase price was a result of Hordador not meeting certain performance requirements which were a part of the purchase agreement. The value of the shares, $30 was recorded as a reduction of goodwill from $154 to $124 and accordingly reduced the annual amortization of goodwill.

     The following represents the summary (unaudited) pro forma results of operations, for the more significant acquisitions, as if the Norwegian Cooling and Weld Tech acquisitions had occurred at the beginning of 1998:


                                                                 1998
                                                                -------

                                      Revenues                  $30,719
                                      Net income                    844
                                      Earnings per share:
                                       Basic                        .07
                                       Diluted                      .07

     Such pro forma information is not necessarily indicative of the results of operations which would have occurred or will occur in the future.

(15) LEASES

     The Company has noncancelable leases, primarily for real property and transportation equipment, that expire over the next 20 years. The lease for the SIMEX AS headquarters required a deposit of $1,066. Rent payments for the Norwegian headquarters of SIMEX AS have been reduced as a result of the $1,066 deposit paid to the lessor of the property. The deposit will be repaid at the end of the lease term and will include increases compounded at the rate of the Norwegian Consumer Price Index. Rent expense for operating leases during 1999 and 1998 was $424 and $379, respectively. Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are as follows:



                      YEARS ENDING
                      DECEMBER 31,
                      ------------

                          2000                $1,115
                          2001                 1,044
                          2002                   880
                          2003                   820
                          2004                   776
                          2005 & beyond        9,156
                                             -------
                          Total              $13,791
                                             =======


(16) PENSION PLAN

     The Company has a defined benefit plan covering substantially all its employees. The benefits are based upon years of service and the employees' compensation during the years before retirement. Net pension costs for the years ended December 31, 1999 and 1998 were $22 and $14 respectively. The plan is unfunded and pension liabilities at December 31, 1999 were $57. The assumptions used to calculate such pension information were: discount rate of 7% and expected increase in compensation of 3%.


(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, trade accounts receivable, cost and estimated earnings in excess of billings on uncompleted contracts, note payable--bank, accounts payable, accrued salaries and wages, accrued taxes other than income, accrued income taxes, and other current liabilities approximate fair value because of the short maturity of these instruments.

     The carrying amount for notes receivable--employees approximate fair value based upon a discounted cash flow analysis. The carrying amount for long-term debt which bears a variable rate approximates fair value based upon current borrowing rates for similar instruments.

(18) OPERATING SEGMENTS

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments. The four reportable segments are construction, service, production and post-tensioning.

     Construction consists of all of the Company's operations involved in the design, engineering, installation and maintenance of HVAC, plumbing and electrical products and services, both onshore and offshore.

     Maintenance and service consists of operations related to service and maintenance contracts worldwide.

     Production consists of design, engineering and production of various technical and nontechnical products, such as SIMDUCTS.

     Post tensioning consists of construction reinforcing techniques for concrete oil and gas production platforms, bridges, tunnels and other post and bolt tensioning operations.

     The accounting policies of the four operating segments are the same as those described in note 1. The Company evaluates the performance of its operating segments based upon revenues and gross profit. Inter-segment revenues are significant and are represented in the "Other and Eliminations" column.


                                              MAINTENANCE
                                                  AND                       POST      OTHER AND
                               CONSTRUCTION     SERVICE     PRODUCTION   TENSIONING  ELIMINATIONS    TOTAL
                               ------------   -----------   ----------   ----------  ------------   ------
    1999:
     Revenues                       $18,060         5,221        6,304        2,359       (1,429)   30,515
     Gross profit                     3,864         1,053          894          759          (71)    6,499
     Total assets                     6,591           788        2,587          729        5,856    16,551
     Long-lived asset                   103            --          499           68          425     1,095
      expenditures
     Depreciation and                    --            --          664           --          719       883
      amortization

    1998:
     Revenues                       $12,302         4,824        3,565        3,850         (138)   24,403
     Gross profit                       992           381          574        1,282          417     3,646
     Total assets                     3,723         2,129        5,712          999        8,383    20,946
     Long-lived asset                   465           660        4,043           56        3,322     8,546
      expenditures
     Depreciation and                   192            18          139           13           82       444
      amortization


The following table represents revenues by country based upon the location of domicile:


                                                         1999       1998
                                                        -------   -------
                                       Norway           $28,605   $20,261
                                       United Kingdom     1,681     3,850
                                       United States        229       292
                                                        -------   -------
                                                        $30,515   $24,403
                                                        =======   =======

The following table presents long-lived assets by country based on the location of domicile:


                                                         1999      1998
                                                        ------    ------
                                       Norway           $5,835    $9,091
                                       United Kingdom       43        43
                                       United States        32        44
                                                        ------    ------
                                                        $5,910    $9,178
                                                        ======    ======

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SIMEX TECHNOLOGIES, INC.




                                       Dated March 30, 2000

                                       By /s/ ELMER LUNDE
                                          -------------------------------------
                                          Chairman of the Board of Directors




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                       Dated March 30, 2000

                                       By /s/ ELMER LUNDE
                                          -------------------------------------
                                          Chief Executive Officer and Treasurer




                                       Dated March 30, 2000

                                       By /s/ ARNOLD JOHNS
                                          -------------------------------------
                                          President