Form 10QSB
period 2000-03-31
SIMEX TECHNOLOGIES INC
filed 2000-05-15
CIK 1089499

                                   Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-26599



                            SIMEX Technologies, Inc.
        (Exact name of Small Business Issuer as specified in its charter)



    Delaware                                                     58-2465647
(State or other Jurisdiction of                              (I. R. S. Employer
Incorporation or Organization)                               Identification No.)

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

                            Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock, par value $0.001, at May 1, 2000, was 12,814,473 shares.

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS:

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)



                                                                      March 31, 2000
                                                                      --------------
                                                                        (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                           $    180
    Trade accounts receivable, less allowance for
      doubtful accounts of $60                                             5,082
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                               1,384
    Inventories                                                            1,252
    Other receivables                                                        309
    Prepaid expenses and other current assets                                  2
                                                                        --------
        Total current assets                                               8,209

Notes receivable - officers                                                  300
Investments                                                                   20
Investments in affiliated companies                                          259
Property, plant and equipment, net                                         3,043
Goodwill, net                                                              2,904
Note receivable                                                            1,003
                                                                        --------

              Total assets                                              $ 15,738
                                                                        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable - bank                                                 $  1,495
    Current portion of long-term debt                                        356
    Accounts payable                                                       2,199
    Accrued salaries and wages                                               811
    Accrued taxes other than income                                        1,629
    Accrued income taxes                                                     112
    Deferred income taxes                                                    258
    Other current liabilities                                                192
                                                                        --------
        Total current liabilities                                          7,052
Long-term debt, less current portion                                       4,804
Deferred income taxes                                                        256
Other liabilities                                                             91
                                                                        --------
       Total liabilities                                                  12,203
                                                                        --------

Shareholders' equity:
   Preferred stock, $.001 par value.  Authorized 5,000
       shares, none issued or outstanding                                     --
   Common stock, $.001 par value. Authorized 50,000
        shares; 12,814  shares issued and outstanding                         13

   Additional paid-in capital                                              6,464
   Accumulated deficit                                                    (1,790)
   Treasury stock, 10 shares at cost                                         (30)
   Accumulated other comprehensive loss - foreign
        currency translation adjustment                                   (1,122)
                                                                        --------
       Total shareholders' equity                                          3,535
                                                                        --------
         Total liabilities and shareholders' equity                     $ 15,738
                                                                        ========

         The accompanying notes are an integral part of the consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)



                                                        Three months Ended March 31
                                                        ---------------------------
                                                          2000               1999
                                                          ----               ----
Revenues                                                $  6,650             8,265
Cost of revenues                                           6,002             6,747
                                                        --------           -------
    Gross profit                                             648             1,518

Selling, general and administrative expenses               1,068             1,567
                                                        --------           -------

    Operating loss                                          (420)              (49)

Other income (expense):
    Interest income                                           24                13
    Interest expense                                        (157)             (113)
                                                        --------           -------

      Total other expense                                   (133)             (100)
                                                        --------           -------

    Loss before income taxes                                (553)             (149)
Income tax expense (benefit)                                 (95)               15
                                                        --------           -------
    Net loss                                            $   (458)             (164)
                                                        ========           =======

Loss per share (note 2):
  Basic                                                 $  (0.04)            (0.01)
                                                        ========           =======
  Diluted                                               $  (0.04)            (0.01)
                                                        ========           =======


Shares used in per share calculation (note 2):
   Basic                                                  12,814            12,824
                                                        ========           =======
   Diluted                                                12,814            12,824
                                                        ========           =======




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                             Three months ended March 31,
                                                             ----------------------------
                                                                2000             1999
                                                                ----             ----
Cash flows from operating activities:
    Net loss                                                 $  (458)             (164)
    Adjustments to reconcile net loss
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                            190               211
        Deferred income taxes                                   (126)               --
        Changes in operating assets and liabilities:
           Trade accounts receivable                             684              (254)
           Inventories and uncompleted contracts                 (53)              150
           Prepaid expense and other current assets               38               246
           Other assets                                          285                (5)
           Accounts payable                                   (1,337)              560
           Accrued salaries and wages                            129               277
           Accrued taxes other than income                       198               (56)
           Accrued income taxes                                   26                --
           Other current liabilities                              (5)             (517)
                                                             -------           -------
           Net cash provided by (used in)
           operating activities                                 (429)              448
                                                             -------           -------
Cash flows from investing activities:
    Acquisitions of property, plant and equipment               (532)             (211)
    Proceeds from investments                                     --                96
                                                             -------           -------
        Net cash used in investing activities                   (532)             (115)
                                                             -------           -------

Cash flows from financing activities:
  Proceeds from (repayments of) note payable -
      bank, net                                                 (638)              285
  Proceeds from long-term debt                                 4,724                --
  Payments on long-term debt                                  (2,813)             (383)
                                                             -------           -------
    Net cash provided by (used in)
         financing activities                                  1,273               (98)
                                                             -------           -------

Effect of exchange rate changes in cash
   and cash equivalents                                         (416)              (12)
                                                             -------           -------
    Net change in cash and cash equivalents                     (104)              223
Cash and cash equivalents beginning of period                    284               877
                                                             -------           -------
Cash and cash equivalents at end of period                   $   180           $ 1,100
                                                             =======           =======

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                   (Unaudited)
                                 (In thousands)


                                                        Three months ended March 31,
                                                        ----------------------------
                                                             2000           1999
                                                             ----           ----
Supplemental disclosure of cash flows information:
   Cash paid during the periods for:
         Interest                                           $  156          113
                                                            ======          ===

         Income taxes                                       $   --           70
                                                            ======          ===



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2000 and 1999
                                   (Unaudited)
                      (In thousands, except per share data)

1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the SIMEX Technologies, Inc.'s Form 10-KSB for the year ended December 31, 1999.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       LOSS per Share

SIMEX Technologies, Inc. and subsidiaries (the "Company") applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of potentially dilutive securities. For the three months ended March 31, 2000 and 1999, the effects on diluted loss per share from stock options have not been included since such effects would have been anti-dilutive.





                                                                Three months ended
                                                                      March 31
                                                               2000               1999
                                                           -----------------------------
Numerator for basic and diluted
   loss per share - net loss                                  $   (458)             (164)
                                                              ========           =======

Denominator:
   Denominator for basic earnings (loss) per share -
    weighted average shares outstandings                        12,814            12,824
   Effect of dilutive securities - stock options                    --                --
         Denominator for diluted                              --------           -------
            loss per share
                                                                12,814            12,824
                                                              ========           =======

3.      SEGMENT INFORMATION

The Company applies the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the manner public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has four reportable segments. The four reportable segments are construction, maintenance and service, production and post tensioning.

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

Summary information by segment for the three months ended March 31, 2000 and 1999 follows (in thousands):



------------------------------------------------------------------------------------------------------
                     CONSTRUCTION   MAINTENANCE AND   PRODUCTION      POST-      OTHER AND      TOTAL
                                      SERVICE                      TENSIONING    ELIMINA-
                                                                                  TIONS
------------------------------------------------------------------------------------------------------
2000

Revenues              $ 3,903          1,165            2,197          249        (864)        $6,650
Gross profit              841            196              407           90        (886)           648

1999

Revenues               $4,298            708            1,581        1,514          164        $8,265
Gross profit              371             84              265          702           96         1,518


------------------------------------------------------------------------------------------------------

4.      COMPREHENSIVE LOSS

The Company had other comprehensive loss for the three months ended March 31, 2000 and 1999 of $(796) and $(273), respectively. Adjustments to net loss to determine other comprehensive loss are due to foreign currency translation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        (B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

Results of Operations

The following analysis compares the results of operations for the three-month period ended March 31, 2000 to the comparable period ended March 31, 1999.

   Revenues during the three months ended March 31, 2000 were $6,650, compared to $8,265 during the three months ended March 31, 1999. The decrease in revenues in the amount of $1,615, was primarily due to a $1,265 decline in revenues for the Post-Tensioning segment.
   This decrease in sale for the Post-Tensioning segment is due to the completion of the South Arne platform project during the quarter ended March 31, 1999, which was not replaced by a comparable project during the quarter ended March 31, 2000.

   In the three months ended March 31, 2000, cost of revenues was $6,002, which represented 90% of revenues. During the three months ended March 31, 1999, cost of revenues was $6,747, which represented 82% of revenues. The increase in the cost of revenues percentage was due to the reduced sales in the Post-Tensioning segment whose cost of revenues % for the quarter ended March 31, 1999, was approximately 54%, compared to the average of the other segments combined of 88%.

   Selling, general and administrative expenses during the three months ended March 31, 2000 were $1,068, which represented 16% of revenues. During the three months ended March 31, 1999, general and administrative expenses were $1,567 , which represented 19% of revenues. The decrease in general and administrative expenses is the result of decreased expenses at the Company's Atlanta, Georgia executive offices and the absence, in 2000, of legal, accounting and other professional fees, incurred in both the United States and Norway, related to the filing of the Company's registration statement in 1999.

   During the three months ended March 31, 2000, the Company had a net loss of $(458) or $(0.04) per diluted share. During the three months ended March 31, 1999, the Company reported net loss of $(164) or $(0.01) per diluted share. The loss for the three months ended March 31, 2000, was primarily due to reduced revenues in the Company's Post-Tensioning which resulted in a reduction in gross profit contribution of approximately $612 from this segment when compared to the quarter ended March 31, 1999.

Liquidity and Capital Resources

During the three months ended March 31, 2000, the Company experienced negative operating cash flows of $(429). Negative operating cash flows in the three months ended March 31, 2000 resulted principally from a reduction in accounts payable of $(1,337) and a net loss of $(458). These negative effects on operating cash flows were partially offset by decreases in accounts receivable and other assets of $684 and $285, respectively, and depreciation and amortization of $190. Positive operating cash flows in the three months ended March 31, 1999 resulted from increases in other accounts payable of $560, accrued salaries of $277, a decrease in prepaid expenses of $246, depreciation and amortization of $211 and a decrease in inventories of $150. These positive effects were partially offset by a decrease in other current liabilities of $(517), an increase in accounts receivable of $(254) and a net loss of $(164).

Net cash used by investing activities of $(532) during the three months ended March 31, 2000, was primarily the result of acquisition of property, plant and equipment. Net cash used of $(115) during the three months ended March 31, 1999 consisted of $(211) used for the acquisition of property, plant and equipment partially offset by proceeds from investments of $96.

Net cash provided by financing activities of $1,273 during the three months ended March 31, 2000 was primarily due to increased borrowings under the Company's long-term debt facilities of $4,724 less payments on long-term debt of $(2,813). The net increase in long-term debt was partially used to fund the $(638) decrease in the Company's short-term borrowing line, as well as the $(1,337) reduction in accounts payable. Net cash used in financing activities of $(98), during three months ended March 31, 1999 was primarily due to payments of $(383) on long-term debt, partially offset by proceeds of $285 from short-term borrowings.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this quarterly report on form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.  OTHER INFORMATION

ITEM 1.   THROUGH ITEM 5.    Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                           A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

                  (b)      Reports on form 8-K

                  Registrant did not file any reports of Form 8-K during the quarter for which this report is filed.

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule, submitted to the Commission in
                  electronic format

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     SIMEX TECHNOLOGIES, INC.



DATE: May 15, 2000                          BY: /s/ Elmer Lunde
                                                ---------------
                                                    Elmer Lunde
                                                    Chairman

                                  Exhibit Index

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule, submitted to the Commission in
                  electronic format