Form 10QSB
period 2000-06-30
SIMEX TECHNOLOGIES INC
filed 2000-08-14
CIK 1089499

                                  Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                 --------------

         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-26599



                            SIMEX Technologies, Inc.
      (Exact name of Small Business Issuer as specified in its charter.)



           State of Delaware                           58-2465647
       (State of Incorporation)                       (I.R.S. Employer
                                                      Identification No.)

                         Suite 995, 3475 Lenox Road, NE
                             Atlanta, Georgia 30326
                   (Address of principal executive offices.)


Issuer's telephone number,
including area code: (404) 812-3130






      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [..]

The number of shares outstanding of the Registrant's common stock, par value $0.001, at August 7, 2000, was 12,814,473 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                      June 30, 2000
                                                                      -------------
                                                                       (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                             $    398
   Trade accounts receivable, less allowance for
    doubtful accounts of $60                                                3,737
   Costs and estimated earnings in excess of billings on
    uncompleted contracts                                                     742
   Inventories                                                              1,178
   Other receivables                                                          212
   Prepaid expenses and other current assets                                    4
                                                                         --------
      Total current assets                                                  6,271

Notes receivable - officers                                                    90
Investments                                                                    17
Investments in affiliated companies                                            12
Property, plant and equipment, net                                          3,304
Goodwill, net                                                               2,942
Note receivable                                                             1,104
                                                                         --------

      Total assets                                                       $ 13,740
                                                                         ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable - bank                                                  $  2,514
    Current portion of long-term debt                                         348
    Accounts payable                                                        1,716
    Accrued salaries and wages                                                391
    Accrued taxes other than income                                         1,291
    Accrued income taxes                                                      130
    Other current liabilities                                                 133
                                                                         --------
       Total current liabilities                                            6,523
Long-term debt, less current portion                                        4,607
Deferred income taxes                                                         116
Other liabilities                                                             163
                                                                         --------
       Total liabilities                                                   11,409
                                                                         --------
Shareholders' equity:
  Preferred stock, $.001 par value.  Authorized 5,000
       shares, none issued or outstanding                                      --
  Common stock, $.001 par value. Authorized 50,000
       shares; 12,814 shares issued and outstanding                            13

  Additional paid-in capital                                                6,531
  Accumulated deficit                                                      (2,959)
  Treasury stock, 10 shares at cost                                           (30)
  Accumulated other comprehensive loss - foreign
      currency translation adjustment                                      (1,224)
                                                                         --------
       Total shareholders' equity                                           2,331
                                                                         --------
         Total liabilities and shareholders' equity                      $ 13,740
                                                                         ========


The accompanying notes are an integral part of the consolidated financial statements.

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                   Three months ended June 30,        Six months ended June 30,
                                                   ---------------------------        -------------------------
                                                      2000             1999             2000             1999
                                                    --------         --------         --------         --------

Revenues                                            $  5,005         $  7,909         $ 11,655         $ 16,174
Cost of revenues                                       4,741            6,360           10,031           13,107
                                                    --------         --------         --------         --------
Gross profit                                             264            1,549            1,624            3,067
Selling, general and administrative expenses           1,740            1,361            3,520            2,928
                                                    --------         --------         --------         --------

   Operating income (loss)                            (1,476)             188           (1,896)             139

Other income (expense)
   Interest income                                        53              143               77              156
   Interest expense                                     (139)            (302)            (296)            (415)
   Other                                                  (9)            (130)              (9)            (130)
                                                    --------         --------         --------         --------

     Total other expense                                 (95)            (289)            (228)            (389)
                                                    --------         --------         --------         --------

    Loss before income taxes                          (1,571)            (101)          (2,124)            (250)
Income taxes expense (benefit)                          (402)             102             (497)             117
                                                    --------         --------         --------         --------

    Net loss                                        $ (1,169)        $   (203)        $ (1,627)        $   (367)
                                                    ========         ========         ========         ========

Loss per share:
  Basic                                             $  (0.09)        $  (0.02)        $  (0.13)        $  (0.03)
                                                    ========         ========         ========         ========
  Diluted                                           $  (0.09)        $  (0.02)        $  (0.13)        $  (0.03)
                                                    ========         ========         ========         ========


Shares used in per share calculation:
  Basic                                               12,814           12,824           12,814           12,824
                                                    ========         ========         ========         ========
  Diluted                                             12,814           12,824           12,814           12,824
                                                    ========         ========         ========         ========



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                           Six months ended June 30,
                                                           -------------------------
                                                             2000            1999
                                                           -------         -------
Cash flows from operating activities:
  Net loss                                                 $(1,627)        $  (367)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and amortization                            407             611
      Deferred income taxes                                   (272)             82
      Changes in operating assets and liabilities,
       net of effects of acquisitions:
           Accounts receivable                               2,029            (265)
           Inventories and uncompleted contracts               793              (9)
           Prepaid expense and other current assets              3             (42)
           Other assets                                        436              --
           Accounts payable                                 (1,820)             38
           Accrued salaries and wages                         (291)           (216)
           Accrued taxes other than income                    (140)            (98)
           Accrued income taxes                                 44              11
           Other current liabilities                           (60)         (1,252)
                                                           -------         -------
           Net cash used in
           operating activities                               (498)         (1,507)
                                                           -------         -------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment               (964)           (512)
  Acquisition of investments                                    --            (176)
  Proceeds from investments                                     32              15
                                                           -------         -------
           Net cash used in investing activities              (932)           (673)
                                                           -------         -------

Cash flows from financing activities:
  Proceeds from note payable                                   381           1,890
  Proceeds from long-term debt                               4,618              --
  Payments on long-term debt                                (2,839)           (132)
                                                           -------         -------
           Net cash provided by financing activities         2,160           1,758
                                                           -------         -------
Effect of exchange rate changes in cash                       (616)           (178)
                                                           -------         -------
  Net change in cash and cash equivalents                      114            (600)
Cash and cash equivalents beginning of period                  284             877
                                                           -------         -------
Cash and cash equivalents at end of period                 $   398         $   277
                                                           =======         =======

Supplemental disclosure of cash flows information:
  Cash paid during the periods for:
     Interest                                              $   302         $   285
                                                           =======         =======

     Income taxes                                          $    --         $    --
                                                           =======         =======


The accompanying notes are an integral part of the consolidated financial statements.

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2000 and 1999
                                  (Unaudited)
                     (In thousands, except per share data)


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

2.       LOSS PER SHARE

SIMEX Technologies, Inc. and subsidiaries (the "Company") applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect, if any, of potentially dilutive securities, if any. For the three months ended and six months ended June 30, 2000 and 1999, the effects on diluted loss per share from stock options have not been included since such effects would have been anti-dilutive.

                                                         Three Months Ended June 30        Six Months Ended June 30
                                                        ----------------------------      --------------------------
                                                          2000               1999            2000            1999
                                                       ---------          ----------      ---------        --------
Numerator:
 Net loss                                              $ (1,169)           $   (205)      $ (1,627)           (367)
                                                       --------            --------       --------         -------
 Numerator for basic and diluted
   loss per share                                      $ (1,169)           $   (205)      $ (1,627)           (367)
                                                       ========            ========       ========         =======

Denominator:
 Denominator for basic loss per share -
  weighted average shares outstandings                   12,814              12,824         12,814          12,824
 Effect of dilutive securities - stock options               --                  --             --              --
                                                       --------            --------       --------         -------

     Denominator for diluted loss per share              12,814              12,824         12,814          12,824
                                                       ========            ========       ========         =======


3.      SEGMENT INFORMATION

The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing the performance. Based on the quantitative thresholds specified in SFAS No. 131, the Company has determined that it has four reportable segments. The four reportable segments are construction, maintenance and service, production and post tensioning.

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

Summary information by segment for the six months and three months ended June 30, 2000 and 1999 follows (in thousands):


                                          MAINTENANCE &                        POST-          OTHER AND
                        CONSTRUCTION        SERVICE         PRODUCTION      TENSIONING      ELIMINATIONS      TOTAL
                        ------------     -------------      ----------      ----------      ------------     -------
SIX MONTHS ENDED
JUNE 30

2000

Revenues                    $ 6,843           $1,991          $1,870          $   458           $493          $11,655
Gross profit                    760              402             177              126            159            1,624

1999

Revenues                    $ 8,629           $2,130          $3,016          $ 1,773           $626          $16,174
Gross profit                  1,394              325             344              670            334            3,067

THREE MONTHS ENDED
JUNE 30

2000

Revenues                    $ 2,940           $  826          $  621          $   209           $409          $ 5,005
Gross profit (loss)             (81)             206              26               36             77              264

1999

Revenues                    $ 4,331           $1,422          $1,435          $   259           $462          $ 7,909
Gross profit (loss)           1,023              241              79              (32)           238            1,549


4.      COMPREHENSIVE LOSS

The Company had other comprehensive loss for the three months ended June 30, 2000, of $(1,268) and $(715), respectively and for the six months ended June 30, 2000 and 1999 of $(2,064) and $(988), respectively. Adjustments to net loss to determine other comprehensive loss are due to foreign currency translation.

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

Results of Operations (In thousands)

The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 2000 to the comparable periods ended June 30, 1999.

   Revenues during the three months ended June 30, 2000 were $5,005, compared to $7,909 during the three months ended June 30, 1999. The decrease in revenues in the amount of $2,904, was primarily due to the delay of the start of several large projects until third and fourth quarter of 2000.

   Revenues during the six months ended June 30, 2000 were $11,655, compared to $16,174 during the six months ended June 30, 1999. The decrease in revenues in the amount of $4,519, was primarily due to the delay of the start of several large projects until third and fourth quarter of 2000.

   In the three months ended June 30, 2000, cost of revenues was $4,741, which represented 95% of revenues. During the three months ended June 30, 1999, cost of revenues was $6,360, which represented 80% of net sales. The increase in cost of revenues was due to pricing pressures and cost overruns, which caused cost of revenues to exceed or equal revenues for the Construction and Production segments.

   In the six months ended June 30, 2000, cost of revenues was $10,031, which represented 86% of revenues. During the six months ended June 30, 1999, cost of revenues was $13,107, which represented 81% of revenues. The increase in cost of revenues was due to pricing pressures and cost overruns, which increased cost of revenues in the Post-Tensioning and the Construction segments by 10% and 5%, respectively. Additionally, revenues in the Post-Tensioning segment, which produces the lowest cost of revenues % of any of the business segments, were approximately $1,315, or 74%, less in 2000 than the comparable period in 1999.

   Selling, general and administrative expenses during the three months ended June 30, 2000 were $1,740, which represented 35% of revenues. During the three months ended June 30, 1999, general and administrative expenses were $ 1,361 , which represented 17% of revenues. The increase in selling general and administrative expenses, as a % of revenues, is primarily the result of a 35% reduction in revenues coupled with an increase in expenses.

   Selling, general and administrative expenses during the six months ended June 30, 2000 were $3,520, which represented 30% of revenues. During the six months ended June 30, 1999, selling general and administrative expenses were $2,928, which represented 18% of revenues. The increase in general and administrative expenses, as a % of revenues, is primarily the result of a 28% reduction in revenues coupled with an increase in expenses.

   During the three months ended June 30, 2000, the Company had a net loss of $(1,169) or $(0.09) per weighted-average share. During the three months ended June 30, 1999, the Company reported a net loss of $(203) or $(0.02) per weighted-average share. The loss for the three months ended June 30, 2000, was primarily due to decreased revenues and increased general and administrative expenses in the Company's Norwegian operations.

   During the six months ended June 30, 2000, the Company had net loss of $(1,627) or $(0.13) per weighted-average share. During the six months ended June 30, 1999, the Company reported a net loss of $(367) or $(0.03) per weighted-average share. The net loss for the six months ended June 30, 2000, was primarily due to decreased revenues, increased general and administrative expenses in the Company's Norwegian operations and pricing pressures which reduced the Company's gross profit from approximately 19% in 1999 to 14% in 2000.

Liquidity and Capital Resources

During the six months ended June 30, 2000, the Company experienced negative operating cash flows of $(498). Negative operating cash flows in the six months ended June 30, 2000 resulted principally from a reduction in accounts payable of $(1,820) and a net loss of $(1,627). These negative effects on operating cash flows were partially offset by decreases in accounts receivable and inventories and uncompleted projects of $2,029 and $793, respectively. During the six months ended June 30, 1999, the Company experienced negative operating cash flows of $(1,507). Negative operating cash flows in the six months ended June 30, 1999` resulted principally from a reduction in other current liabilities of $(1,252) and a net loss of $(367). These negative effects on operating cash flows were partially offset by depreciation and amortization of $611.

Net cash used by investing activities of $(932) during the six months ended June 30, 2000, was primarily the result of acquisitions of property, plant and equipment. Net cash used of $(673) during the six months ended June 30, 1999 consisted primarily of $(512) used for the acquisitions of property, plant and equipment and $(176) used to increase investments.

Net cash provided by financing activities of $2,160 during the six months ended June 30, 2000 was primarily due to increased borrowings under the Company's long-term debt facilities of $4,618 less payments on long-term debt of $(2,839). Net cash provided by financing activities of $1,758 during six months ended June 30, 1999 was primarily due to proceeds from short term bank borrowings partially offset by payments of $(132) on long-term debt.

The Company believes that its available cash resources and credit facilities, combined with its cash flows from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

Inflation

Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designed as a hedging instrument, the gain or loss is recognized in income in the period of change. This pronouncement is not expected to have an effect on the Company as the Company does not enter into in any derivative instruments or engage in any hedging activities.

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

                  (b)      Reports on form 8-K

                  Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                 EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

27.1 Financial Data Schedule, submitted to the Commission in electronic format. (for SEC use only)

                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIMEX TECHNOLOGIES, INC.



DATE: August 14, 2000               BY: /s/ Elmer Lunde
                                        ---------------
                                    Elmer Lunde
                                    Chairman

                                 Exhibit Index


Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule, submitted to the Commission in
                  electronic format. (for SEC use only)