Form 10QSB
period 2000-09-30
SIMEX TECHNOLOGIES INC
filed 2000-11-14
CIK 1089499

                                   Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-26599


                            SIMEX Technologies, Inc.
        (Exact name of small business issuer as specified in its charter)


    State of Delaware                                           58-2465647
(State of incorporation)                                    (I. R. S. Employer
                                                            Identification No.)
                         Suite 995, 3475 Lenox Road, NE
                             Atlanta, Georgia 30326
                     (Address of principal executive office)

Issuer's telephone number,
including area code:  (404) 812-3130


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [..]

The number of shares outstanding of the Registrant's common stock, par value $0.001, at November 8, 2000, was 12,814,473 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                       September 30, 2000
                                                                       ------------------
                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                              $       84
    Trade accounts receivable, less allowance for
      doubtful accounts of $60                                                  4,019
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                       520
    Inventories                                                                   997
    Prepaid expenses and other current assets                                     125
                                                                           ----------
        Total current assets                                                    5,745
Notes receivable - officers                                                        89
Investments                                                                        28
Property, plant and equipment, net                                              3,010
Goodwill, net                                                                   2,749
Note receivable                                                                   953
                                                                           ----------

        Total assets                                                       $   12,574
                                                                           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable - bank                                                    $    2,737
    Current portion of long-term debt                                             317
    Accounts payable                                                            1,976
    Accrued salaries and wages                                                    513
    Accrued taxes other than income                                               675
    Other current liabilities                                                     267
                                                                           ----------
        Total current liabilities                                               6,485
Long-term debt, less current portion                                            4,286
Deferred income taxes                                                              29
Other liabilities                                                                 120
                                                                           ----------
        Total liabilities                                                      10,920
                                                                           ----------
Shareholders' equity:
   Preferred stock, $.001 par value.  Authorized 5,000
        shares, none issued or outstanding                                         --
   Common stock, $.001 par value. Authorized 50,000
        shares; 12,824 shares issued                                               13
   Additional paid-in capital                                                   6,531
   Accumulated deficit                                                         (3,346)
   Treasury stock, 10 shares at cost                                              (30)
   Accumulated other comprehensive loss - foreign
     currency translation adjustment                                           (1,514)
                                                                           ----------
        Total shareholders' equity                                              1,654
                                                                           ----------
           Total liabilities and shareholders' equity                      $   12,574
                                                                           ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                             Three months ended                Nine months Ended
                                                                September 30,                    September 30,
                                                        ---------------------------       ---------------------------
                                                           2000             1999             2000             1999
                                                        ----------       ----------       ----------       ----------
Revenues                                                $    4,641       $    7,116       $   16,296       $   23,291
Cost of revenues                                             3,576            5,698           13,607           18,805
                                                        ----------       ----------       ----------       ----------
     Gross profit                                            1,065            1,418            2,689            4,486

Selling, general and administrative expenses                 1,353            1,624            4,873            4,552
                                                        ----------       ----------       ----------       ----------

     Operating loss                                           (288)            (206)          (2,184)             (66)

Other income (expense):
     Interest income                                            15               48               92              204
     Interest expense                                         (136)            (164)            (432)            (579)
     Other                                                     (18)             (12)             (27)            (143)
                                                        ----------       ----------       ----------       ----------

     Total other expense                                      (139)            (128)            (367)            (518)
                                                        ----------       ----------       ----------       ----------

     Loss before income taxes                                 (427)            (334)          (2,551)            (584)
Income tax expense (benefit)                                   (40)             (28)            (537)              89
                                                        ----------       ----------       ----------       ----------

     Net loss                                           $     (387)      $     (306)      $   (2,014)      $     (673)
                                                        ==========       ==========       ==========       ==========
Loss per share:
  Basic                                                 $    (0.03)      $    (0.02)      $    (0.16)      $    (0.05)
                                                        ==========       ==========       ==========       ==========
  Diluted                                               $    (0.03)      $    (0.02)      $    (0.16)      $    (0.05)
                                                        ==========       ==========       ==========       ==========
Shares used in per share calculation:
   Basic                                                    12,814           12,824           12,814           12,824
                                                        ==========       ==========       ==========       ==========
   Diluted                                                  12,814           12,824           12,814           12,824
                                                        ==========       ==========       ==========       ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                             2000                1999
                                                                          ---------           -----------
Cash flows from operating activities:
    Net loss                                                               $ (2,014)          $   (673)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                                           585                759
        Deferred income taxes                                                  (611)                82
        Gain on sale of subsidiary                                              (12)                --
        Changes in operating assets and liabilities,
           net of effects of acquisitions:
             Accounts receivable                                              1,349                324
             Inventories and uncompleted contracts                            1,196                (21)
             Prepaid expense and other current assets                            93                  1
             Other assets                                                       591                (23)
             Accounts payable                                                (1,560)               549
             Accrued salaries and wages                                        (169)               (33)
             Accrued taxes other than income                                   (756)               (98)
             Accrued income taxes                                               (78)              (207)
             Other current liabilities                                           66             (1,173)
                                                                           --------           --------

               Net cash used in operating activities                         (1,320)              (513)
                                                                           --------           --------
Cash flows from investing activities:
    Acquisitions of property, plant and equipment                              (747)              (512)
    Proceeds from the sale of
      property, plant and equipment                                               1                (32)
    Proceeds from the sale of subsidiary                                        410                 --
    Acquisition of investments                                                   --               (176)
    Proceeds from investments                                                    --                 15
                                                                           --------           --------
               Net cash used in investing activities                           (336)              (705)
                                                                           --------           --------

Cash flows from financing activities:
    Proceeds from note payable                                                  604              1,313
    Proceeds from long-term debt                                              4,369                 --
    Payments on long-term debt                                               (2,772)              (737)
                                                                           --------           --------
               Net cash provided by financing activities                      2,201                576
                                                                           --------           --------
Effect of exchange rate changes in cash                                        (745)               (18)
                                                                           --------           --------
    Net change in cash and cash equivalents                                    (200)              (660)
Cash and cash equivalents beginning of period                                   284                877
                                                                           --------           --------
Cash and cash equivalents at end of period                                 $     84           $    217
                                                                           ========           ========
Supplemental disclosure of cash flows information:
    Cash paid during the periods for:
         Interest                                                          $    383           $    443
                                                                           ========           ========

         Income taxes                                                      $    115           $    218
                                                                           ========           ========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                                   (Unaudited)
                      (In thousands, except per share data)


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

2.       LOSS PER SHARE

SIMEX Technologies, Inc. and subsidiaries (the "Company") applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect, if any, of potentially dilutive securities, if any. For the three months and nine months ended September 30, 2000 and 1999, the effects on diluted loss per share from stock options have not been included since such effects would have been anti-dilutive.

                                                                 Three months ended             Nine months ended
                                                                    September 30                   September 30
                                                             -------------------------       -------------------------
                                                                2000           1999             2000            1999
                                                             ---------       ---------       ---------       ---------
Numerator:
   Net loss and numerator for
   basic and diluted loss per share                          $    (387)           (306)      $  (2,014)           (673)
                                                             =========       =========       =========       =========

Denominator:
   Denominator for basic loss per share -
   weighted average shares outstandings                         12,814          12,824          12,814          12,824
   Effect of dilutive securities - stock options                    --              --              --              --
                                                             ---------       ---------       ---------       ---------

          Denominator for diluted loss per share                12,814          12,824          12,814          12,824
                                                             =========       =========       =========       =========

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

Maintenance and Service consists of operations related to service and maintenance contracts worldwide. Effective July 1, 2000 the Company sold its subsidiary Telefrost AS, which accounted for the majority of its Maintenance and Service segment and explains the significant reduction in the segment's revenues and gross profit from 1999 to 2000.

Production consists of design, engineering and production of various technical and nontechnical products, such as SIM Ducts.

Post-Tensioning consists of construction reinforcing techniques for concrete oil and gas production platforms, bridges, tunnels and other post and bolt tensioning operations.

Summary information by segment for the nine months and three months ended September 30, 2000 and 1999 follows (in thousands):

                              CONSTRUCTION      MAINTENANCE &   PRODUCTION      POST-           OTHER AND            TOTAL
                                                  SERVICE                     TENSIONING      ELIMINATIONS
                              ------------      -------------   -----------   ----------      -------------        ---------
NINE MONTHS ENDED
SEPTEMBER 30

2000
Revenues                         $  9,801        $  2,176        $  2,832        $    613         $    874         $ 16,296
Gross profit                        1,403             525             416              96              249            2,689

1999
Revenues                         $ 12,921        $  3,540        $  4,381        $  1,978         $    471         $ 23,291
Gross profit                        2,492             572             636             741               45            4,486

THREE MONTHS ENDED
SEPTEMBER 30

2000
Revenues                         $  2,958        $    185        $    962        $    155         $    381         $  4,641
Gross profit (loss)                   643             123             239             (30)              90            1,065

1999
Revenues                         $  3,691        $  1,864        $  1,328        $    192         $     41         $  7,116
Gross profit (loss)                   787             527             286              67             (249)           1,418

4.       COMPREHENSIVE LOSS

The Company had other comprehensive loss three months ended September 30, 2000 and 1999 of $(677) and $(177), respectively, and for the nine months ended September 30, 2000 and 1999 of $(2,744) and $(866), respectively. Adjustments to net loss to determine other comprehensive loss are due to foreign currency translation.

5.       SALE OF SUBSIDIARY

On July 1, 2000, the Company sold its subsidiary Telefrost AS. Proceeds from the sale were $410. A gain of $12 was recognized on the sale.

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

Results of Operations (In thousands)

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 2000 to the comparable periods ended September 30, 1999.

Revenues during the three months ended September 30, 2000 were $4,641, compared to $7,116 during the three months ended September 30, 1999. The decrease in revenues in the amount of $2,475, was primarily due to the sale, in July 2000, of the Company's Telefrost AS subsidiary, which accounted for approximately $1,200 of revenues in the three months ended September 30, 1999, and the delay of the start of several large construction projects until fourth quarter of 2000.

Revenues during the nine months ended September 30, 2000 were $16,296, compared to $23,291 during the nine months ended September 30, 1999. The decrease in revenues in the amount of $6,995, was primarily due to the delay of the start of several large projects until fourth quarter of 2000 and the sale of the Company's Telefrost AS subsidiary.

In the three months ended September 30, 2000, cost of revenues was $3,576, which represented 77% of revenues. During the three months ended September 30, 1999, cost of revenues was $5,698, which represented 80% of net sales. The decrease in cost of revenues was due to reduction pricing pressures allowing improved profit margins.

In the nine months ended September 30, 2000, cost of revenues was $13,607, which represented 83% of revenues. During the nine months ended September 30, 1999, cost of revenues was $18,805, which represented 81% of revenues. The increase in cost of revenues, as a % of revenues, was due to decreased revenues in the Post-Tensioning segment of approximately $1,365, or 69%, less in 2000 than the comparable period in 1999. Post-Tensioning produces the lowest cost of revenues % of any of the business segments.

Selling, general and administrative expenses during the three months ended September 30, 2000 were $1,353, which represented 29% of revenues. During the three months ended September 30, 1999, general and administrative expenses were $ 1,624 , which represented 23% of revenues. The increase in selling, general and administrative expenses, as a % of revenues, is primarily the result of a 35% reduction in revenues without a proportional reduction in general and administrative expenses, which include significant fixed expenses.

Selling, general and administrative expenses during the nine months ended September 30, 2000 were $4,873, which represented 30% of revenues. During the nine months ended September 30, 1999, general and administrative expenses were $ 4,552, which represented 20% of revenues. The increase in selling, general and administrative expenses, as a % of revenues, is primarily the result of a 30% reduction in revenues without a proportional reduction in general and administrative expenses, which include significant fixed expenses.

During the three months ended September 30, 2000, the Company had a net loss of $(387) or $(0.03) per weighted-average share. During the three months ended September 30, 1999, the Company reported a net loss of $(306) or $(0.02) per weighted-average share. The loss for the three months ended September 30, 2000, was primarily due to decreased revenues.

During the nine months ended September 30, 2000, the Company had net loss of $(2,014) or $(0.16) per weighted-average share. During the nine months ended September 30, 1999, the Company reported a net loss of $(673) or $(0.05) per weighted-average share. The net loss for the nine months ended June 30, 2000, was primarily due to decreased revenues.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Company experienced negative operating cash flow of $(1,320). Negative operating cash flow in the nine months ended September 30, 2000 resulted principally from a reduction in accounts payable of $(1,560) and a net loss of $(2,014). These negative effects on operating cash flows were partially offset by decreases in accounts receivable and inventories and uncompleted projects of $1,349 and $1,196, respectively. During the nine months ended September 30, 1999, the Company experienced negative operating cash flows of $(513). Negative operating cash flows in the nine months ended September 30, 1999` resulted principally from a reduction in other current liabilities of $(1,173) and a net loss of $(673).

Net cash used by investing activities of $(336) during the nine months ended September 30, 2000, was primarily the result of acquisitions of property, plant and equipment, in the amount of $(747), offset by proceeds from the sale of a subsidiary of $410. Net cash used of $(705) during the nine months ended September 30, 1999 consisted primarily of $(512) used for the acquisitions of property, plant and equipment and $(176) used to increase investments.

Net cash provided by financing activities of $2,201 during the nine months ended September 30, 2000 was primarily due to increased borrowings under the Company's long-term debt facilities of $4,369 less payments on long-term debt of $(2,772) and an increase in short term borrowings of $604. Net cash provided by financing activities of $576 during nine months ended September 30, 1999 was primarily due to $1,313 in proceeds from short term bank borrowings partially offset by payments of $(737) on long-term debt.

The Company believes that its available cash resources and credit facilities, combined with its cash flows from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

Inflation

Inflation has not had a material impact on the Company's operations.

New Accounting Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designed as a hedging instrument, the gain or loss is recognized in income in the period of change. This pronouncement is not expected to have an effect on the Company as the Company does not enter into any derivative instruments or engage in any hedging activities.

SEC SAB No. 101, "Revenue Recognition in Financial Statements," is effective for all fiscal quarters of fiscal years beginning after October 1, 2000. SAB No. 101 provides guidelines regarding reference to specific authoritative literature to determine if revenue is realized or realizable and earned. This pronouncement is not expected to have an effect upon adoption.

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

PART II.  OTHER INFORMATION

ITEM 1. THROUGH ITEM 4. Not applicable.

ITEM 5. OTHER INFORMATION

On October 2, 2000, Arnold E. Johns resigned his positions as the Company's President and a Director. Mr. Johns duties and responsibilities have been assumed by Elmer Lunde, the Company's Chairman.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

         A list of exhibits included as part of this report is set forth in the
         Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

         (b)      Reports on form 8-K

         Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule, submitted to the Commission in
                  electronic format (for SEC use only).


                                   Signatures

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SIMEX TECHNOLOGIES, INC.



DATE: November 14, 2000                     BY: /s/ Elmer Lunde
                                                -------------------------------
                                            Elmer Lunde
                                            Chairman

                                  Exhibit Index

Exhibit No.       Description
-----------       -----------
27.1              Financial Data Schedule, submitted to the Commission in
                  electronic format (for SEC use only).
