Form 10KSB
period 2000-12-31
SIMEX TECHNOLOGIES INC
filed 2001-04-02
CIK 1089499

      =====================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     -----------------------------------------------------------------------
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from           to
                                             ---------    ---------

                         Commission file number 0-26599

                            SIMEX TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its Charter)

DELAWARE                                                              58-2465647
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

          Securities registered pursuant to Section 12(g) of the Act:

               --------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB. [ ]

         The Issuer's revenues for the fiscal year ended December 31, 2000 were $18,873,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 7, 2001 was approximately $8,926,581.

         As of March 7, 2001, there were 12,993,568 shares of common stock, par value $.001 per share, outstanding.

         The index to exhibits appears on page 26 of this document.

                        ---------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                            SIMEX TECHNOLOGIES, INC.
                                   FORM 10-KSB

                      For the Year Ended December 31, 2000

                                Table of Contents

PART I

           Item 1.         Description of Business                                                             1
           Item 2.         Description of Property                                                             8
           Item 3.         Legal Proceedings                                                                   9
           Item 4.         Submission of Matters to a Vote of Security Holders                                 9
PART II

           Item 5.         Market for Common Equity and Related Stockholder Matters                            9
           Item 6.         Management's Discussion and Analysis or Plan of Operation                          11
           Item 7.         Financial Statements                                                               18
           Item 8.         Changes in and Disagreements with Accountants on Accounting
                                Financial Disclosure                                                          18

PART III

           Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                                Compliance with Section 16(a) of the Exchange Act                             18
           Item 10.        Executive Compensation                                                             22
           Item 11.        Security Ownership of Certain Beneficial Owners and Management                     23
           Item 12.        Certain Relationships and Related Transactions                                     25
           Item 13.        Exhibits and Reports on Form 8-K                                                   26

      Signatures                                                                                              47

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

During the year ended December 31, 2000, the Company decided to sell certain operations, which represented the Company's maintenance and service segment. This was done to allow the

Company to focus on its core business, the design, engineering, fabrication, production and installation of commercial projects for the oil and gas industry.

Acquisitions

The Company embarked on an acquisition plan in 1998 designed to develop additional technical capabilities and products to supplement its traditional areas of expertise. Through acquisitions in the steel fabrication, HVAC design and installation and cooling products industries in Norway, the Company was able to assemble additional production and service capabilities, merge them into its operating structure and facilities to insure quality and efficiency, and began developing markets for these products and services. During the year ended December 31, 2000, the Company decided to sell certain operations, which represented the Company's maintenance and service segment. This was done to allow the Company to focus on its core business, the design, engineering, fabrication, production and installation of commercial projects for the oil and gas industry. The Company's near-term objective is to expand its core businesses from internal growth and achieving more regional recognition and opportunities for its niche capabilities and products.

Principal acquisitions during 1998 were based on the Company's objective of augmenting its product and service capabilities in the Norwegian/North Sea region with a plan to expand its existing markets for these products and services in Norway and the North Sea. Principal among the 1998 acquisitions were the following:

Norwegian Cooling Industries is an HVAC equipment design, manufacturer, and maintenance company located in Stavanger, Norway. Norwegian Cooling Industries' refrigeration products and services compliment the Company's existing HVAC business. Norwegian Cooling Industries' production, service and engineering are directly connected with SIMEX A/S's business with the additional benefits of a proprietary ice-cooling system for the marine and off-shore industries. Norwegian Cooling Industries distributes high capacity ice machines for off-shore as well as on-shore uses. Norwegian Cooling Industries also distributes the "Kuldevakten" monitoring and control systems for a variety of applications, including supermarkets, food production and distribution, marine vessels and hospitals. All of the outstanding stock of Norwegian Cooling Industries was purchased in May, 1998, and its administrative offices have been moved to the offices of SIMEX A/S. The ownership interest was purchased for approximately $2.7 million in cash. The operations of Norsk Kjoleindustri have been relocated within SIMEX as operations in Stavanger.

Weld Tech A/S is a metal fabrication company in Stavanger, Norway. Weld Tech was purchased in November, 1998. It is a specialized fabrication and welding contractor in the oil and gas service industry. Weld Tech A/S owns certain welding and cutting equipment including a new "water plasma cutter" that it leases to general contractors on a fee basis. Engineering, production and administration have been relocated within SIMEX A/S operations in Stavanger. Weld Tech was acquired for approximately $1.3 million in cash, plus 450,000 shares of the Company's common stock and an option to acquire an additional 200,000 shares of the Company's common stock which have subsequently expired unexercised.

Hordaror A/S, a commercial plumbing and mechanical contractor located in Bergen, Norway and has been relocated with other SIMEX A/S operations in Bergen. It provides sophisticated support systems for the projects that it undertakes. Hordaror was purchased for approximately $104,000 plus 13,513 shares of the Company's common stock. In December 1999, the Company reacquired 9,400 of the 13,513 shares of the Company's common stock as an adjustment to the purchase price of Hordador. This adjustment to the purchase price was a result of Hordador not meeting certain performance requirements, which were a part of the purchase agreement.

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

In March of 2000, SIMEX A/S purchased the assets of Karlsen Mekaniske, including its inventory and accounts receivable. This company is a state-of-the-art computerized numeric controlled equipment milling and turning fabrication operation. The assets of Karlsen Mekaniske were purchased for approximately $375,000 plus 110,700 shares of the Company's common stock.

Divestitures

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had revenues of approximately $1,500,000 and $630,000, respectively, during the year ended December 31, 2000. These businesses constituted the Company's maintenance and service segment. The net effect of their operating revenues and expenses for the years ended December 31, 2000 and 1999 are reported as discontinued operations on the Company's Consolidated Statements of Operations.

BUSINESS OF COMPANY

The Company is a diversified construction and engineering company, which offers a full range of services to its customers. The Company derives its revenues primarily from customers in Norway and the North Sea, and to a lesser extent, from international customers. The Company holds all of the certifications available for a civil engineering company in the country of Norway. The Company's services are divided equally between off-shore oil and gas projects and on-shore commercial, industrial and government projects. In order to improve operating efficiencies and to provide more meaningful financial reporting, the Company has divided its business operations into three business segments (see note 17 to the notes to the consolidated financial statements):

         - Construction Services - This segment includes all operations, both off-shore and onshore, involved in the design, engineering and installation of technical systems, including
                  (a) heating, ventilation, air conditioning, and cooling ("HVAC"), (b) plumbing, (c) refrigeration/cooling and (d) electrical. For 2000, the Construction Services segment comprised approximately 72.3% of the Company's revenues.

         - Production - This segment includes all operations involved with the design and manufacture of the Company's products. The Company produces several products in its manufacturing facilities such as customized machinery, industrial doors, ice, refrigeration and cooling equipment, oil well caps and ventilation systems. The Company has designed an innovative ventilation system known as the "SIMDUCT" spiral duct product. For 2000, the Production Services segment comprised 16.1% of the Company's revenues.

         - Post-Tensioning - This segment includes the Company's international post-tensioning operations which represent a technical skill provided by a relatively few companies in the world. The Company is engaged in concrete post-tensioning construction for offshore oil and gas production platforms as well as buildings, bridges, tunnels, piers and other concrete construction projects. The Company has created a unique post-tensioning system known as the "SIMCON Post-Tensioning" system which distinguishes the Company from its competitors. For 2000, the Post-Tensioning segment comprised 3.2% of the Company's revenues.

         Industry Background

The Company engages in the construction, engineering and installation of large-scale projects with a significant presence in the offshore oil production service industry. SIMEX A/S has participated in the construction of a majority of the large-scale offshore oil production platforms that were built during the 1980s and early 1990s. The Company offers not only post-tensioning services but also HVAC, electrical and plumbing services for the offshore industry. Oil production in the North Sea area of Norway is second in the world, with Saudi Arabia ranking first. There are approximately 30 off-shore oil production platforms operating in the North Sea. These platforms are owned by the major oil companies of the world including Shell Oil, Exxon, Statoil (the Norwegian State oil company), Conoco, Phillips Petroleum, Amarada Hess and others. SIMEX A/S manufactures post-tensioning steel ducts in its manufacturing facility in Stavanger, Norway.

In the on-shore market, the Company participates in a variety of projects such as the manufacture and installation of ice machines, the construction of cooling plants and the provision of HVAC, electrical and plumbing services for customers. The Company is one of the few companies in Norway who offers a full range of services for its customers.

The Company operates in an industry with a relatively high barrier of entry. In the off-shore, oil and gas industry, most companies only engage contractors who operate under the ISO 9000 specification to perform construction activities. In Norway, companies, which engage in construction projects, in the off-shore as well as on-shore market, must also comply with stringent government regulations and reporting requirements. These regulations and reporting requirements have forced many smaller companies to discontinue operations. These regulations and reporting requirements have also caused a consolidation of companies in the industry.

         Products and Services

The Company is one of a limited number of companies that manufacture galvanized and stainless steel duct tubing in the region. The Company has designed a spiral duct product "SIMDUCT" in galvanized, aluminum and stainless steel for HVAC systems, which it manufactures at its facility in Stavanger, Norway. Contractors who use this product for oil production projects include ABB, Aker Marine, Kvaerner Oil & Gas, Hyundai, Elf Oil and other international contractors. These contractors, as well as others, continue to utilize the Company's products and services. For example, these contractors have installed the SIMDUCT product in several off-shore oil platforms in the North Sea including Ekofisk 2, Heidrun TLP and Oseberg, and the SIMDUCT products have also been installed in onshore commercial oil and gas facilities. Several of the aforementioned contractors require that the SIMDUCT product be installed in all new and re-furbished oil production facilities and utilized in all system upgrades in existing oil production facilities.

The Company manufactures and installs through its subsidiary, Norwegian Cooling Industries, a variety of ice and refrigeration products for various uses, including the fishing industry and the oil and gas industry, for which there is a growing worldwide demand. Norwegian Cooling Industries distributes the "Kuldvakten" HVAC monitoring and control system which is used in a variety of applications, including supermarkets, food production and distribution, marine vessels and hospitals. The Company has also acquired in the acquisition of Weld Tech A/S a sophisticated, computer-operated water plasma jet steel-cutting machine, which is leased out to third party contractors for a daily rate.

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

The development and implementation of solutions as well as new products and services requires the successful integration of strategic consultation, creative design and systems engineering abilities. Historically, expertise in these areas has been fragmented and, accordingly, many businesses outsource or subcontract with numerous companies to meet their overall requirements. The subcontracting and outsourcing create opportunities for companies that can offer a complete line of services to an end user. While there are a number of companies in the Scandinavian market that may provide a single service, such as HVAC, there is a limited number of companies that have assimilated the technical expertise to offer multiple disciplines such as engineering, design, construction and installation in the fields of HVAC, plumbing, electrical, welding and mechanical while simultaneously providing products that complement these services, such as spiral duct pipes, cooling plants, integrated ice plants, specialized industrial doors and others.

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

The Company may also compete directly with the general contractors who offer the same types of services that it offers in-house. Many of the Company's current and potential competitors have longer operating histories, longer relationships with general contractors and significantly greater financial, marketing and public relation's resources than the Company. The list of the Company's competitors consists primarily of smaller subcontracting companies. The list also varies depending on the specific product or service offering. For example, the primary competitors for the Company in the HVAC sector are ABB and HVAC Marine. For post-tensioning products and services, the primary competitors are VSL International, a Swiss subsidiary of Bouygues, which is a large, diversified company based in France, Freyssinet, a French company, and DSI, a large German construction company.

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

In addition, Norway has enacted specific laws regarding the termination of employees and holiday leave. Under the Work Environment Act (1977), all employers must provide at least one calendar month's notice to an employee prior to termination. This notice period will increase based upon the duration of the employee's employment with the employer and the age of the employee. The Work Environment Act also protects against the termination and dismissal of employees without a valid reason such as altered conditions within the company or circumstances related directly to the employee's work performance. If an employee is terminated without a valid reason, the Norwegian courts may overturn the termination of such employee. Each employee in Norway is also entitled to four weeks and one day of vacation each year and is entitled to ten legal holidays each year. Each employee receives 11.1% of his/her gross wage in the preceding year during his/her vacation. Most employees take their vacations during the summer months. These laws may impact the Company's results from operations because these laws restrict the Company's ability to terminate employees without cause and reduce the Company's productivity during the summer months.

The Company must comply with various Norwegian laws concerning the environment, construction and competition, which may impact the Company's results from operations. In Norway, construction companies must obtain certain permits, licenses and approvals from municipalities prior to commencing any construction activities. In addition, all construction companies must comply with stringent regulations, which govern the administration of construction companies, require certain qualifications for construction companies and mandate reporting requirements for construction companies. As a result of the increased regulation of construction companies by the Norwegian government, many smaller construction companies have discontinued business operations because of their inability to comply with these regulations.

         Research and Development Expenditures

The Company maintains an engineering and development department to conduct research activities relating to the improvement of existing products and the development of new products. The Company has incurred research and development expenses of approximately $120,000 and $250,000 for the years ended December 31, 2000 and 1999, respectively.

         Cost and Effect of Environmental Regulations

The Company must comply with various Norwegian laws concerning the environment, construction and competition, which may impact the Company's results from operations. In Norway, construction companies must obtain certain permits, licenses and approvals from municipalities prior to commencing any construction activities. In addition, all construction companies must comply with stringent regulations, which govern the administration of construction companies, require certain qualifications for construction companies and mandate reporting requirements for construction companies. As a result of the increased regulation of construction companies by the Norwegian government, many smaller construction companies have discontinued business operations because of their inability to comply with these regulations.

         Employees

As of December 31, 2000, the Company had approximately 190 employees, including 40 engineers, 5 technicians and 10 office personnel. Twenty-one of the employees of SIMEX A/S are members of various labor unions, including the Lands Organisationen Union, Norway. SIMEX A/S is a also a member of an employer's labor union, the National Employers Organization. The Lands Organisationen Union and the National Employers Organization enter into a labor agreement every two years. The current labor agreement expires April 1, 2002. The Company has experienced no work stoppages and rates its relationship with its employees as good.

ITEM 2.  Description of Property.

The Company's executive offices are located in Atlanta, Georgia consisting of approximately 1,600 square feet of leased space, the lease for which expires in 2001. During December 1999, SIMEX A/S, located in Stavanger, Norway, sold its principal operating building, which it owned. SIMEX A/S entered into a lease for a newly constructed production and office facility in Stavanger to accommodate the local operations employees of SIMEX A/S as well as the local operations employees of its recent acquisitions. The new leased facility contains approximately 99,000 square feet and has a lease term of 20 years with a right of first refusal to purchase the facility at any time during the term of the lease or at its termination.

The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 31, 2000. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business.

       LOCATION              CITY                    GENERAL                   SQ      ANNUAL RENT          LEASE EXPIRATION
                                                    CHARACTER                 FEET
      Suite 995            Atlanta,          Principal Executive Office       1,643     $ 29,830            January 31, 2001
 3475 Lenox Road, NE        Georgia

    Lagerveien 30            Forus           Production Facility and          99,000    $774,000(1)         December 31, 2019
                         (Stavanger),        European Administrative
                            Norway                   Office

      Minde Alle            Bergen,          Production Facility and           6,500    $ 45,000            December 31, 2003
                            Norway            Satellite Administrative
         N 32                                        Office


(1) Annual rent is subject to change based on increases or decreases in the Norwegian Consumer Price Index ("NCPI").



ITEM 3.  Legal Proceedings

As of the date of this report, the Company and its subsidiaries are not subject to any material legal proceedings. From time to time, the Company becomes involved in routine legal proceedings incidental to its business.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

During the quarter ended December 31, 2000, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed for trading on the OTC Bulletin Board stock exchange under the symbol SMXT.OB.

The following is the range of high and low SALES PRICES for each quarter for the two (2) years ended December 31, 2000 and 1999:

                                   YEAR ENDED                        YEAR ENDED
                               DECEMBER 31, 2000                 DECEMBER 31, 1999

   QUARTER                   HIGH             LOW             HIGH              LOW
   First                     3.25             1.75            3.50             2.00

   Second                    3.25             1.13            6.13             2.00

   Third                     1.75             1.00            4.00             1.50

   Fourth                    1.38              .75            3.25             1.81


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

The approximate number of holders of the common stock of Company is 200 as of December 31, 2000.

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

         1. In March 2000, SIMEX A/S purchased the assets of Karlsen Mekaniske, including its inventory and accounts receivable. The assets of Karlsen Mekaniske were purchased for approximately $375,000 plus 110,700 shares of the Company's common stock, which were issued from treasury shares.

         2. In November 2000, the Company issued 179,095 shares pursuant to a requirement to issue shares resulting from the 1998 reorganization of the Company. There were no proceeds to the Company, however, an expense of $15,000 was recorded.

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

         OVERVIEW

The Company is a diversified engineering, consulting, mechanical contracting and technical services company. It also manufactures products for commercial projects for the off-shore oil and gas industry and on-shore commercial, industrial and government projects. In addition, the Company offers HVAC, electrical, plumbing and refrigeration/cooling services and is engaged in concrete post-tensioning construction for off-shore oil and gas production platforms, bridges and other related concrete construction projects.

The Company is the successor by way of reorganization to a predecessor public shell company. Since the reorganization in April 1998, the Company, through its wholly-owned subsidiary, SIMEX A/S, has acquired six companies. All of the Company's acquisitions have been accounted for using the purchase method. Therefore, the historical financial data includes the results of operations of companies acquired from their respective acquisition dates. The Company operated with a profit for the year ending December 31, 1998, but incurred losses for the years ending December 31, 1999 and 2000. The loss incurred in the year ended December 31, 1999, was a result of the cost incurred for administration charges, assimilation of acquisitions, upgrades and replacements of its computer systems and software in connection with its Year 2000 remedial efforts, fees related to the filing of its registration statement and write-down of its investment in a Venezuelan coal and mineral mining operation. The loss incurred in the year ended December 31, 2000, was a result of the postponement of several large construction projects and the Company's inability to reduce overhead costs to meet the declining revenues.

The Company is involved in primarily new construction. On new construction projects, the Company is generally retained by a project general contractor. Revenue is recognized primarily using the percentage-of-completion method on a contract-by-contract basis. The Company's use of the percentage-of-completion method for revenue recognition requires management to estimate the degree of completion of each project. To the extent that these estimates prove to be inaccurate, the revenues and gross profits reported for periods during which work on the project is ongoing may not accurately reflect the final results of the project. Any anticipated losses on projects are charged to earnings when identified. The Company primarily prices its projects on a time and materials basis plus a percentage for its profit. Costs include standard personnel billing rates, project implementation risk and overall technical complexity of a project. Accordingly, there is no standard pricing for a particular project.

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

In addition, the Company has budgeted approximately $10,000 per month in 2001 for expenses incurred by the United States holding company. This budgeted amount includes overhead costs and direct operating costs as well as accrued accounting costs associated with the audit of the Company's financial statements and anticipated legal expenses. The Company's future success will depend largely on its ability to secure contracts with general contractors for the construction of new projects that require its products and services and its ability to market its products to its existing customer base and to new customers. Future success will also depend on its ability to attract, train and retain highly-skilled engineers as well as technical, consulting and sales personnel. Competition for such personnel is intense, and there is a shortage of personnel having the requisite skills to meet the qualifications for the job descriptions.

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

In November 1999, the Company's Board of Directors approved a stock option plan, which reserves for issuance 1,923,600 shares of the Company's common stock for its employees, directors and consultants. The Company did not grant any options under this plan in 1999. In 2000, the Company granted 192,000 options under this plan to various Norwegian employees, including 20,000 options granted to the Company's CEO, Elmer Lunde. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. The amount of these compensation expenses is unknown.

                      RESULTS OF OPERATIONS (IN THOUSANDS)
                       FISCAL 2000 COMPARED TO FISCAL 1999

     CONSOLIDATED
STATEMENT OF OPERATIONS                                          (a)                               PERCENTAGE
DATA (IN THOUSANDS)                                     YEARS ENDED DECEMBER 31,                  OF REVENUES
                                                        2000               1999                2000           1999
====================================================================================================================
Revenues                                             $ 18,873           $ 26,925             100.0%           100.0%
Cost of revenues                                       16,168             21,292              85.7             79.1
                                                     --------           --------             -----            -----
     Gross profit                                       2,705              5,633              14.3             20.9
Selling, general and administrative expenses            6,113              6,048              32.4             22.4

Write-down of investment                                   --              1,175                --              4.4
                                                     --------           --------             -----            -----
     Operating loss                                    (3,408)            (1,590)            (18.1)            (5.9)
Other (income) expense:
     Interest income                                      (77)              (186)             (0.4)            (0.7)
     Interest expense                                     569                744               3.0              2.8
     Other                                               (279)               (19)             (1.5)            (0.1)
                                                     --------           --------             -----            -----
     Total other expense                                  213                539               1.1              2.0
Loss from continuing operations
     before income taxes                               (3,621)            (2,129)            (19.2)            (7.9)
Income tax (benefit) expense                             (939)               172              (5.0)             0.6
                                                     --------           --------             -----            -----
Loss from continuing operations                        (2,682)            (2,301)            (14.2)            (8.5)
Income from discontinued operations, net of
     income taxes                                         110                 77               0.6              0.2
Gain on disposal of segment, net of income
     taxes                                                 38                 --               0.2               --
                                                     --------           --------             -----            -----
     Net loss                                        $ (2,534)          $ (2,224)            (13.4)%           (8.3)%
                                                     ========           ========             =====            =====


(a) Operating results for the year ended December 31, 1999, have been restated from previous reports to account for the sale of the businesses representing the Company's maintenance and service segment. This sale occurred during the year ended December 31, 2000.

Revenues

Revenues decreased $8,052 or 29.9% to $18,873 for the year ended December 31, 2000 from $26,925 for the year ended December 31, 1999. The primary components of this decrease was due to the postponement of several large construction projects and changes in currency exchange rates.

Cost of Revenues

Cost of revenues decreased $5,124 or 24.1% to $16,168 for the year ended December 31, 2000 from $21,292 for the year ended December 31, 1999. As a percentage of revenues, cost of revenues increased from 79.1% for the year ended December 31, 1999 to 85.7% for the year ended December 31, 2000. The decrease in dollar amounts was primarily attributable to the decreased revenues. The increase in percentage is primarily due to the Company's inability to reduce overhead costs to meet the declining revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $65 or 1.1%, to $6,113 for the year ended December 31, 2000 from $6,048 for the year ended December 31, 1999. As a percentage of revenues, selling, general and administrative expenses increased from 22.4% for the year ended December 31, 1999 to 32.4% for the year ended December 31, 2000. The increase in percentage terms was primarily attributable to the Company's inability to reduce overhead costs to meet the declining revenues. In addition, certain expenses for office overhead and related expenses in the United States ("USA") were reduced. The 1999 expenses associated with USA operations, including legal and accounting expenses related to filing the Company's registration statement, totaled approximately $1,093, or 4.1% of revenues compared to $690 or 3.7% for 2000.

Write-Down of Investment

During the year ended December 31, 1999, the Company recorded a write-down of its investment in a Venezuelan coal and mineral mining company. The amount of the write-down was $1,175. The write-down was based on an evaluation of the Company's security interest in the coal and mineral mining company, which evaluation indicated the investment to have no value. There was no comparable expense recorded during the year ended December 31, 2000.

Other Income (Expense)

Other expense decreased by $326 to $213 for the year ended December 31, 2000, compared to $539 for the year ended December 31, 1999. The decrease was attributable to a decrease in interest income of $109 coupled with a decrease of $175 in interest expense and an increase of $260 in other income, which includes gains on foreign exchange transactions of $300 and $1, respectively, in 2000 and 1999.

Income from Discontinued Operations

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had combined revenues of approximately $2,130, during the year ended December 31, 2000 compared to approximately $1,630 during the year ended December 31, 1999.
These operations constituted the Company's maintenance and service segment.
The net after income tax effect of their operations resulted in income from discontinued operations of $110 and $77, respectively, for the years ended December 31, 2000 and 1999.

Net Loss

Net loss for 2000 increased by $310 to $2,534 for the year ended December 31, 2000 from $2,224 for the year ended December 31, 1999. This increased loss was attributable to; a decrease in gross profit of $2,928, due to reduced sales without corresponding decrease in overhead expense, favorably offset by decreased other expense of $326 and increased income tax benefit of $1,084. Additionally, the $2,224 loss for the year ended December 31, 1999, included a $1,175 write-down of the investment in the Venezuelan coal and mineral mining company.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)

Operating Activities

Historically, the Company has financed its operations primarily with cash flows from operations and proceeds from its available credit lines. However, cash flows used in operating activities for the year ended December 31, 2000 aggregated $(2,820) compared to cash provided by operating activities for the year ended December 31, 1999 of $1,867. The unfavorable impact on operating cash flows for the year ended December 31, 2000 was primarily due to the $(2,534) net loss, a $(1,057) reduction in accounts payable and a $(1,030) reduction in deferred and accrued taxes. The unfavorable impact on operating cash flows for the year ended December 31, 2000 was offset by an increase in other liabilities of $861, a decrease in accounts receivable of $828 and depreciation and amortization of $786. Cash flows provided by operating activities for the year ended December 31, 1999 were primarily the result of an increase of $1,470 in accounts payable and a non-cash charge of $1,175 due to the write-off of an investment. The primary use of cash during the year ended December 31, 1999, was the net loss of $(2,224).

Investing Activities

Cash (used in) provided by investing activities for the years ended December 31, 2000 and 1999 aggregated $(774) and $695, respectively. The cash used for the year ended December 31, 2000 was primarily from the $(1,054) used for the acquisition of machinery and equipment and $(375) used to acquire operating assets offset by proceeds from sale of segment of $640. The cash provided for the year ended December 31, 1999 was primarily from the $2,923 sale of real property, in December 1999, which represented the Company's principal Norwegian operations offset by $(1,095) for the acquisition of machinery and equipment and an increase in notes receivable of $(1,065) related to the real property sale.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2000 were $2,199; for the year ended December 31, 1999, cash flows used in financing activities were $(2,881). During the year ended December 31, 2000, cash was provided by an increase in short and long term borrowings of $4,993, offset by payments of $(2,794) on long-term debt. During the year ended December 31, 1999, cash used for financing activities was used primarily to pay down $(3,634) long-term debt.

The effect of exchange rate changes on cash and cash equivalents for the year ending December 31, 2000 was an increase of $1,121 and for the year ending December 31, 1999 was a decrease of $(274).

Capital Expenditures and Revolving Line of Credit

For the year ended December 31, 2000, the Company had outstanding equipment operating lease commitments of approximately $893 compared to $865 for the year ended December 31, 1999. For the years ended December 31, 2000 and 1999, the Company had real property operating lease commitments of $14,843 and $12,887, respectively, primarily related to the lease on the Company's Norwegian headquarters as discussed in detail below.

SIMEX A/S entered into a 20 year lease commencing on December 1, 1999 with Tjelta Eiendom ("Tjelta") for the lease of a new headquarters facility in Stavanger, Norway. SIMEX A/S provided construction services to Tjelta in the construction of the facility and was compensated approximately $1,500 for these services. Under the terms of the lease, SIMEX AS made a $1,066 lease deposit which was to be held by Tjelta until the end of the lease and repaid to include increases based on the Norwegian Consumer Price Index ("NCPI"). As consideration for the lease deposit, the parties negotiated variable rental payments under the lease which were based upon the imputed interest for the lessor on the lease deposit. These rental payments were approximately $750 for the first year of the lease and $455 for the last year of the lease. The lease included Tjelta purchasing SIMEX A/S's existing headquarters facility in Stavanger, Norway. Proceeds from the sale of the real property were sufficient to retire all of the debt on the real and personal property and leave approximately $500 to be used for working capital needs. In December 2000, the Company renegotiated it lease and obtained the release of the $1,066 lease deposit. The renegotiation resulted in a gain to the Company of approximately $847, which will be amortized over the remaining life of the lease, which expires in 2019. The renegotiation also result in a change in the variable lease payments which will be $774 for the year ended December 31, 2001 and, based on an assumed annual increase of 3% in the NCPI, an estimated $1,318 for the year ended December 31, 2019.

The Company's note payable - bank is secured by certain accounts receivable and equipment of the Company. The Company had drawn $2,584 under this facility as of December 31, 2000. The borrowing limit under the line of credit is $2,825, making borrowing availability $241 as of December 31, 2000. The note bears interest at NIBOR (Norwegian) plus .60% (7.88% at December 31, 2000) and is payable upon demand.

During the quarter ending March 31, 2001, the Company received approximately $2,000, which represented a combination of the return of a lease deposit on the Company's Stavanger office plus proceeds from the renegotiation of the lease on the same facility.

The Company believes that its available cash resources and credit facilities, combined with its cash flows from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, the Company will need to raise significant additional equity in order to increase its line of credit with its bank to support growth, respond to competitive pressures, acquire complimentary businesses or technologies or to take advantage of unanticipated opportunities.

ITEM 7.  Financial Statements


See "Financial Statements and Notes to Financial Statements" set forth on page 28 through 46 of this Annual Report on Form 10-KSB.



ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with independent auditors nor any changes in the Company's independent auditors.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers, directors and certain key employees, their ages as of December 31, 2000 and their position(s) with SIMEX are as follows:

     NAME                  AGE                       POSITION

MR. ELMER LUNDE            45       Director and Chairman of the Board since
                                    April 28, 1998 and Chief Executive Officer
                                    and Treasurer of the Company since July 1,
                                    1999. Mr. Lunde is also the founder of SIMEX
                                    A/S, the principal subsidiary of the
                                    Company. Since 1980 and prior to his
                                    appointment as Director, Mr. Lunde served as
                                    director of SIMEX A/S and has been involved
                                    in the development and implementation of all
                                    aspects of that business. Mr. Lunde serves
                                    as Chief Financial Officer of Simex A/S. Mr.
                                    Lunde has an extensive background in HVAC,
                                    having performed an extensive apprenticeship
                                    in these disciplines. Mr. Lunde is a
                                    resident of Stavanger, Norway.

     NAME                  AGE                       POSITION

MR. KJELL JAGELID          57       Director and President since December 2000.
                                    Mr. Jagelid has over 20 years experience in
                                    manufacturing and construction. Mr. Jagelid
                                    invented equipment and processes currently
                                    used in the Company's post-tensioning
                                    construction segment and holds approximately
                                    fifteen patents in the manufacturing and
                                    construction industries. Mr. Jagelid has
                                    been employed by the Company on various
                                    occasions since the 1980's. Mr. Jagelid
                                    graduated from PHF, Goteborg, Sweden with a
                                    Bachelor's Degree in Finance and obtained a
                                    Master's Degree in Civil and Mechanical
                                    Engineering from GTL, Sweden. Mr. Jagelid is
                                    fluent in Swedish, English and the
                                    Scandinavian languages and is conversational
                                    in German.

MR. C. MICKLE MOYE         64       Director since May 1999. Mr. Moye has served
                                    as the President and Chief Executive Officer
                                    of three bank and trust companies over the
                                    past 15 years. In December 1998, Mr. Moye
                                    retired as President and CEO of Security
                                    State Bank, Canton, Georgia after 10 years
                                    of employment. Mr. Moye holds a B.S. degree
                                    in Industrial Management from the Georgia
                                    Institute of Technology and has pursued
                                    post-graduate studies at the Harvard
                                    Business School.


MR. KNUT T. ROSVOLD        55       President and Director of SIMEX A/S. Mr.
                                    Rosvold is an HVAC and plumbing engineer.
                                    Prior to beginning his employment at SIMEX
                                    A/S in 1988, Mr. Rosvold worked as the
                                    manager of the HVAC Division in Stavanger,
                                    Norway for ABB. Mr. Rosvold has been General
                                    Manager of SIMEX A/S since 1988.

     NAME                  AGE                       POSITION

MR. BJORN HILLEROY OKLAND  37       Secretary and Director of Finance of SIMEX
                                    A/S. Mr. Okland has been the Director of
                                    Finance at SIMEX A/S since the acquisition
                                    of Norwegian Cooling Industries in 1998.
                                    Prior to the acquisition, he was employed
                                    for three years as the Director of Finance
                                    for that company. From 1993 to 1996, Mr.
                                    Okland served as the dean of the IHM
                                    Business School in Bergen, Norway. Mr.
                                    Okland holds the equivalent of a Bachelor of
                                    Business Administration and a Masters degree
                                    in Science. He received the latter from the
                                    University of Surrey in England.


                                    Mr. Okland, resigned his position in January
                                    2001 and has not been replaced. His duties have been assumed by the Company's CEO, Elmer Lunde.


MR. FRODE LASTAD           43       General Manager, Norwegian Cooling
                                    Industries. Mr. Lastad has served as General
                                    Manager since June of 1988. He graduated
                                    from the Norwegian Technical University with
                                    a civil engineering degree in refrigeration
                                    in 1982. Mr. Lastad has been employed by
                                    Norwegian Cooling Industries since 1984.

MR. OYSTEIN FRAFJORD       35       Manager, Ventilation Division, and Director
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

         LOCK-UP AGREEMENTS

As of April 20, 1998, the Company and the Chairman of the Board of Directors, Mr. Elmer Lunde, the President of SIMEX A/S, Mr. Knut Rosvold, and Mr. Oystein Frafjord, Director of SIMEX A/S agreed to enter into lock-up agreements expiring April 20, 2001 in order to limit the number of shares that may be sold during any twelve (12) month period to 5% of 80% of the number of shares owned, leaving 20% of the shares owned on which sales are not restricted, other than by the restrictions set forth under Rule 144A of the Securities and Exchange Act of 1933. Other than approximately 111,000 shares tendered to the Company in June of 2000 in repayment of $242,000 of obligations due the Company by certain officers, no shares have been disposed of by any shareholder/officer since the date of the reorganization. As of March 8, 2001, none of the shares owned by Weld Tech have been sold. The holders of these shares must also comply with the restrictions set forth under Rule 144 of the Securities and Exchange Act of 1933 prior to reselling these shares. Accordingly, no shares subject to the Lock-Up have been sold or transferred under Rule 144.

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

ITEM 10.  Executive Compensation


Other than the Company's CEO, Elmer Lunde, no executive officer, director or other individual received compensation of more than $100,000 for the prior fiscal year.

         COMPENSATION TABLES

The compensation paid in 2000 and 1999 to the Chief Executive Officer of the Company and to the President of the Company is set forth in the table below.

                                           2000 SUMMARY COMPENSATION TABLE
                                                   THE COMPANY


                              ANNUAL
                                                                             LONG-TERM COMPENSATION
                          COMPENSATION

                                                                              AWARDS          PAYOUTS
                                                                                                             ALL
   NAME AND                                       OTHER ANNUAL    RESTRICTED   OPTIONS/        LTIP          OTHER
   PRINCIPAL               SALARY      BONUS      COMPENSATION      STOCK        SARs         PAYOUT     COMPENSATION
   POSITION       YEAR       ($)        ($)           ($)           AWARDS        (#)           ($)           ($)

Arnold  Johns     2000      72,500        0            0                0            0           0             0
President (1)     1999      30,000        0            0                0            0           0             0
                  1998                    0            0                0            0           0             0

Elmer Lunde       2000     199,000        0            0                0       20,000           0             0
CEO               1999      95,000        0            0                0            0           0             0
                  1998      80,000        0            0                0            0           0             0




(1) Mr. Johns resigned his position as President and a Director in October of 2000. Mr. Johns 2000 compensation represents approximately seven (7) months, while his 1999 compensation represents approximately three (3) months. Mr. Johns was replaced as President and a Director in December 2000 by Mr. Kjell Jagelid, who received no compensation during the year ended December 31, 2000. During the approximate four (4) month period between Mr. John's resignation and Mr. Jagelid's appointment, Mr. Elmer Lunde served as the Company's President.

There were 192,000 stock options granted to Norwegian employees of the Company during the year ended December 31, 2000, including 20,000 options granted to the Company's CEO, Elmer Lunde. The Company has no stock appreciation rights ("SARs") outstanding.


ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2000 certain information regarding beneficial ownership of common stock by:

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

                                                            COMMON
                                                   STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)       NO. OF SHARES           % OF CLASS

MR. ELMER LUNDE (3)                                434,779                 3.34%
Roaldsoyveien 44
N-4085 Hundvag
Norway

MR. KNUT ROSVOLD                                   505,323                 3.88%
Eiganesveien 57
4009 Stavanger
Norway

MR. OYSTEIN FRAFJORD                               505,323                 3.88%
Slettmyrhagen 14
N-4033 Forus
Norway

Mr. KJELL JAGELID (4)                            5,567,500                42.78%
140 South Falcon Bluff
Alpharetta, Georgia 30022

LANCER OFFSHORE, INC. (2)
Suite 2006                                         789,474                 6.07%
375 Park Avenue
New York, New York 10152

ALL DIRECTORS AND EXECUTIVE OFFICERS AS
A GROUP (4 Persons)                              7,012,925                53.88%

- ------------------------------------------------------------------------
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial" owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. A person is deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.


(2) Lancer Offshore, Inc. owns 550,000 shares of common stock which represents 4.22% of the outstanding shares. Lancer Offshore, Inc. is an affiliate of (a) Lancer Partners, L.P. which owns 221,000 shares of common stock which represents 1.70% of the outstanding shares and (b) Michael Lauer who owns 18,474 shares of common stock which represents 0.15% of the outstanding shares. These affiliated entities own beneficially 6.08% of the outstanding shares of the Company.


(3) Includes 20,000 shares beneficially owned due to stock options granted during the year ended December 31, 2000.


(4) Includes 5,200,000 shares beneficially owned through the Montain Sebring Generale Corporation (see Item 12 "Sale of Shares" in this report).

 ITEM 12.  Certain Relationships and Related Transactions

         - In March of 2000, SIMEX A/S purchased the assets of Karlsen Mekaniske, including its inventory and accounts receivable. This company is a state-of-the-art computerized numeric controlled equipment milling and turning fabrication operation. The assets of Karlsen Mekaniske were purchased for approximately $375,000 plus 110,700 shares of the Company's common stock.

Loans to Shareholders

The Company has loaned monies to Elmer Lunde, Kjell Jagelid, Knut Rosvold and Oystein Frafjord. The loans are payable upon the earlier to occur of (a) a demand for payment by the Company or (b) August 1, 2003. The loans carry interest at the United States prime rate published from time to time by the Wall Street Journal and require quarterly payments of interest. The purpose of these loans was to pay personal income tax (Norwegian) on the value of the stock received in the reorganization. During the year ended December 31, 2000, the monies loaned to Elmer Lunde, Knut Rosvold and Oystein Frafjord were repaid by these individuals through the exchange of approximately 111,000 shares of their holdings of the Company's common stock for repayment of loan value of approximately $242,000. The loan of $70,000, plus accrued interest, to Kjell Jagelid was repaid in full by the Company's purchase of certain equipment from Mr. Jagelid with the loan being forgiven as part of the Company's consideration for the purchase.

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

Consultants

During June 1999, SIMEX A/S engaged Mr. Kjell Jagelid for $10,000 a month for his services as a consultant for the Company. In December 1999, the services of Mr. Jagelid were terminated. In

December 2000, Mr. Jagelid was re-appointed as President and a Director of the Company.

SALE OF SHARES


In December of 2000, Montain Sebring Generale, a Luxembourg Corporation whose sole trustee is Mr. Jan Bouts entered into a Purchase and Sales Agreement with Elmer Lunde (CEO and Chairman of the Board of the Company), Knut T. Rojvold (a key employee of the Company), and Oystein Frafjord (a key employee of the Company) (collectively the "Sellers") for the purchase of a portion of their common shares in Simex Technologies, Inc. The following is a table of the number of shares sold and the number of remaining shares for each of the Sellers.


                       Number of shares sold    Number of remaining shares
                       ---------------------    --------------------------

Elmer Lunde                  4,750,000                  414,779
Knut Rojvold                   225,000                  505,323
Oystein Frafjord               225,000                  505,323

The purchase price of the shares was $0.24 per share. A Promissory Note (the "Note") was executed by Montain Sebring Generale to the Sellers. The aggregate principal amount of the Note is $1,248,000. The terms of the Note require all of the 5,200,000 shares sold to be held as security until the Note is paid in full. The first payment on the Note, in the amount of $198,000, was made on March 28, 2001.

The beneficiaries of Montain Sebring Generale are Kjell Jagelid (the Company's President and a Director) and certain members of Elmer Lunde's family.

The Note is also secured by certain tangible assets and a Guaranty executed by Kjell Jagelid. All of the shares of stock are pledged pursuant to a Security Agreement to secure the repayment of the Note.


ITEM 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:     The following exhibits are filed as part of this report


         (21)   21.1   List of the Company's subsidiaries (previously filed)

         (99) Certification of Translated Foreign Language Documents (previously filed)

          -------------------
         (b) No reports on Form 8-K were filed during the quarter ended December 31, 2000

                  INDEX TO FINANCIAL STATEMENTS FOR THE COMPANY


                            SIMEX TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



Independent auditors' report                                                                28

Consolidated balance sheet as of December 31, 2000                                          29

Consolidated statements of operations for the years ended December 31, 2000 and 1999        31

Consolidated statements of shareholders' equity for the years ended December 31,
2000 and 1999                                                                               32

Consolidated statements of cash flows for the years ended December 31, 2000 and 1999        33

Notes to consolidated financial statements                                                  35

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
SIMEX Technologies, Inc.:

         We have audited the accompanying consolidated balance sheet of SIMEX Technologies, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMEX Technologies, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                     KPMG LLP



Atlanta, Georgia
March 30, 2001

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 (In thousands)


                                                                   DECEMBER 31,
ASSETS                                                                 2000
                                                                   ------------


Current assets:
  Cash and cash equivalents                                          $    10
  Trade accounts receivable, less allowance for
    doubtful accounts of $361(notes 8 and 9)                           3,987


  Inventories(notes 8 and 9)                                             991
  Refundable lease deposit and gain on lease renegotiations            2,034
  Prepaid expenses and other current assets                              340
                                                                     -------
             Total current assets                                      7,362
Investments in affiliated companies (note 6)                              12
Machinery and equipment, net (notes 7, 8 and 9)                        2,895
Goodwill, less accumulated amortization of $455                        3,127
Other assets                                                              27
Deferred income taxes (note 10)                                          422
                                                                     -------
             Total assets                                            $13,845
                                                                     =======

See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                      (In thousands, except per share data)



                                                                  DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                  2000
                                                                  ------------



Current liabilities:
  Note payable - bank (note 8)                                     $  2,584
  Current portion of long-term debt (note 9)                            297
  Accounts payable                                                    2,085
  Accrued salaries and wages                                            708
  Accrued taxes other than income                                     1,015
  Accrued income taxes                                                   19
  Billings in excess of costs and estimated  earnings on
    uncompleted contracts (note 3)                                       40
  Other current liabilities                                           1,133
                                                                   --------
         Total current liabilities                                    7,881
Long-term debt, less current portion (note 9)                         4,397
Other liabilities                                                       102
                                                                   --------
         Total liabilities                                           12,380
                                                                   --------
Shareholders' equity:
 Common stock, $.001 par value. Authorized 50,000 shares;
  12,994 shares issued and outstanding (note 11)                         14
 Additional paid-in capital                                           6,479
 Accumulated deficit                                                 (3,866)
 Treasury stock, 10 shares at cost                                      (30)
 Accumulated other comprehensive loss - foreign currency
  translation adjustment                                             (1,132)
                                                                   --------
         Total shareholders' equity                                   1,465
                                                                   --------
Commitments and contingencies (notes 8, 9,14, and 18)
         Total liabilities and shareholders' equity                $ 13,845
                                                                   ========



See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                 ---------------------------
                                                                   2000               1999
                                                                 --------           --------
Revenues                                                         $ 18,873           $ 26,925
Cost of revenues                                                   16,168             21,292
                                                                 --------           --------
       Gross profit                                                 2,705              5,633
Selling, general, and administrative expenses
(note 6)                                                            6,113              6,048
Write-off of investment (note 5)                                       --              1,175
                                                                 --------           --------
       Operating loss                                              (3,408)            (1,590)
                                                                 --------           --------
Other (income) expense:
       Interest income (note 4)                                       (77)              (186)
       Interest expense                                               569                744
       Other                                                         (279)               (19)
                                                                 --------           --------
              Total other expense                                     213                539
                                                                 --------           --------
       Loss from continuing operations before
       income taxes                                                (3,621)            (2,129)
Income taxes (benefit) expense (note 10)                             (939)               172
                                                                 --------           --------
       Loss from continuing operations                             (2,682)            (2,301)
Discontinued operations (note 2):
   Earnings from discontinued operations, net
   of income taxes of $43 and $30 in 2000 and
   1999, respectively                                                 110                 77
   Gain on disposal of segment, net of income
   taxes of $14 in 2000                                                38                 --
                                                                 --------           --------
       Net loss                                                  $ (2,534)          $ (2,224)
                                                                 ========           ========
Earnings (loss) per share (note 12):
       Basic:
          Loss from continuing operations                        $   (.21)          $   (.18)
          Discontinued operations                                     .01                .01
                                                                 --------           --------
              Net loss                                           $   (.20)          $   (.17)
                                                                 ========           ========
      Diluted:
          Loss from continuing operations                        $   (.21)          $   (.18)
          Discontinued operations                                     .01                .01
                                                                 --------           --------
              Net loss                                           $   (.20)          $   (.17)
                                                                 ========           ========

See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2000 and 1999
                                 (In thousands)

                                                                                                      ACCUMULATED
                                                                                                        OTHER
                                                                                                     COMPREHENSIVE
                                                                                 RETAINED           LOSS -- FOREIGN
                                                   COMMON STOCK     ADDITIONAL   EARNINGS               CURRENCY       TOTAL
                                                -------------------  PAID-IN   ACCUMULATED  TREASURY   TRANSLATION  SHAREHOLDERS'
                                                 SHARES      AMOUNT  CAPITAL     DEFICIT)    STOCK     ADJUSTMENT      EQUITY
                                                --------     ------ ---------- -----------  -------- -------------- -------------
Balances at December 31, 1998                     12,824      $13     $6,465     $   892      $ --      $  (299)       $ 7,071
 Treasury stock transaction                          (10)      --         --          --       (30)          --            (30)
Comprehensive loss:
  Net loss                                            --       --         --      (2,224)       --           --         (2,224)
  Foreign currency translation adjustments            --       --         --          --        --         (485)          (485)
            Total comprehensive loss                                                                                    (2,709)
                                                --------      ---     ------     -------      ----      -------        -------
Balances at December 31, 1999                     12,814       13      6,465      (1,332)      (30)        (784)         4,332
Issuance of common stock (note 11)                   180        1         14          --        --           --             15
Treasury stock transaction                            --       --         --          --      (242)          --           (242)
Purchase of equipment with treasury shares            --       --         --          --       242           --            242
Comprehensive loss:
  Net loss                                            --       --         --      (2,534)       --           --         (2,534)
  Foreign currency translation adjustments            --       --         --          --        --         (348)          (348)
           Total comprehensive loss                                                                                     (2,882)
                                                --------      ---     ------     -------      ----      -------        -------
Balances at December 31, 2000                     12,994      $14     $6,479     $(3,866)     $(30)     $(1,132)       $ 1,465
                                                ========      ===     ======     =======      ====      =======        =======


         See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                             YEARS ENDED
                                                                                             DECEMBER 31,
                                                                                     -----------------------------
                                                                                       2000                1999
                                                                                     ---------           ---------
Cash flows from operating activities:
   Net loss                                                                          $  (2,534)          $  (2,224)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                                                       786                 883
       Earnings from affiliated companies                                                   --                 (23)
       Deferred income taxes                                                            (1,062)                 76
       Write-off investment in GMGI                                                         --               1,175
       Other                                                                                51                  31
       Changes in operating assets and liabilities:
            Accounts receivable                                                            828                 271
            Inventories and uncompleted contracts                                           93                 315
            Prepaid expenses and other current assets                                     (826)                 13
            Other assets                                                                    --                (202)
            Accounts payable                                                            (1,057)              1,470
            Accrued salaries and wages                                                     107                 131
            Accrued taxes other than income                                                (67)                180
            Accrued income taxes                                                            --                (311)
            Other current liabilities                                                      861                  82
                                                                                     ---------           ---------
                  Net cash provided by (used in) operating activities                   (2,820)              1,867
                                                                                     ---------           ---------
Cash flows from investing activities:
  Acquisitions of machinery and equipment                                               (1,054)             (1,095)
  Proceeds from sale of property and equipment                                              15               2,923
  Investment in operating assets acquired                                                 (375)                 --
  Proceeds from sale of segment                                                            640                  --
  Acquisition of investments                                                                --                 (21)
  Acquisition of investments in affiliated companies                                        --                   8
  Increase in notes receivable                                                              --              (1,065)
  Increase in notes receivable - employees                                                  --                 (55)
                                                                                     ---------           ---------
                  Net cash (used in) provided by  investing activities                    (774)                695
                                                                                     ---------           ---------

Cash flows from financing activities:
  Proceeds from note payable - bank, net                                                   624                 410
  Proceeds from long-term debt                                                           4,369                 343
  Payments on long-term debt                                                            (2,794)             (3,634)
                                                                                     ---------           ---------
                  Net cash provided by (used in) financing activities                    2,199             (2,881)
                                                                                     ---------           ---------
Effect of exchange rate changes in cash and cash equivalents                             1,121                (274)
                                                                                     ---------           ---------
                  Net change in cash and cash equivalents                                 (274)               (593)
Cash and cash equivalents at beginning of year                                             284                 877
                                                                                     ---------           ---------
Cash and cash equivalents at end of year                                             $      10           $     284
                                                                                     =========           =========

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                         YEARS ENDED
                                                                         December 31,
                                                                 ---------------------------
                                                                   2000               1999
                                                                 --------           --------
Supplemental disclosure of cash flows information:
   Cash paid during the years for:
      Interest                                                   $    532           $    617
                                                                 ========           ========
      Income taxes                                               $    211           $    391
                                                                 ========           ========

Supplemental disclosure of noncash investing and financing
   activities:
      Treasury stock transaction                                 $   (242)          $    (30)
                                                                 ========           ========

         See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999

                       (In thousands, except share data)


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (A)      DESCRIPTION OF BUSINESS

                  SIMEX Technologies, Inc. and subsidiaries (collectively, the "Company") principally operates through its wholly owned subsidiary, Simex AS, located in Norway. The Company is engaged in construction and maintenance and services, including design, engineering, fabrication, production and installation for both off-shore for the oil and gas industry, and on-shore in commercial, industrial, and government projects. In addition, the Company is engaged in concrete post tensioning construction for off-shore oil and gas drilling platforms. The Company has derived its revenues primarily from customers in Norway (see note 17).

         (B)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the financial statements of SIMEX Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (C)      CASH EQUIVALENTS

                  Cash equivalents of $10 at December 31, 2000 consist of money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (D)      INVENTORIES

                  Inventories are stated at the lower of cost or market and consist principally of raw materials. Cost is determined using the first-in, first-out method.

         (E)      INVESTMENTS IN AFFILIATED COMPANIES

                  Investments in the common stock of one affiliated company is accounted for by the equity method. The excess of cost of the stock of those affiliates over the Company's share of their net assets at the acquisition date is being amortized straight-line over 20 years.

         (F)      MACHINERY AND EQUIPMENT

                  Machinery and equipment are stated at cost. Depreciation on machinery and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to 10 years.

         (G)      GOODWILL

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

         (H) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

         (I)      REVENUE AND COST RECOGNITION

                  Revenues from fixed-price and modified fixed-price contracts are recognized on the percentage-of-completion method, measured by the cost-to-cost method. This method is used because management considers the cost-to-cost method to be the best available measure of progress on these contracts. Revenues from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned.

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

         (J)      INCOME TAXES

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

         (K)      RESEARCH AND DEVELOPMENT, AND ADVERTISING

                  Research and development, and advertising costs are expensed as incurred. Research and development costs amounted to $120 and $250 in 2000 and 1999, respectively. Advertising costs amounted to $73 and $119 in 2000 and 1999, respectively.

         (L)      PENSION PLAN

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

         (M)      COMPREHENSIVE INCOME

                  The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income (loss) and foreign currency translation adjustment and is presented in the consolidated statements of shareholders' equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

         (N)      FOREIGN CURRENCY TRANSLATION ADJUSTMENT

                  The Company applies Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation (FAS 52) for its subsidiaries outside the United States. Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Translation adjustments are recorded as a separate component of other comprehensive income. Revenues, costs, and expenses are translated at the weighted average exchange rate for the period.

         (O)      EARNINGS PER SHARE

                  The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income
                  (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect, if any, of stock options using the treasury stock method, and (3) dilutive effect, if any, of other potentially dilutive securities.

         (Q)      USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(2)      DISCONTINUED OPERATIONS

         During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had revenues of approximately $2,130 and $1,630, respectively, during the years ended December 31, 2000 and 1999. These operations constituted the Company's maintenance and service segment. The net after tax earnings of these operations for the years ended December 31, 2000 and 1999 were $110 and $77, respectively, and are reported as earnings from discontinued operations on the Company's Consolidated Statements of Operations. The Company reported a gain on disposal of $38 in 2000, net of income taxes.

(3)      BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED
         CONTRACTS

         Billings in excess of Cost and estimated earnings on uncompleted contracts consists of the following at December 31, 2000:

              Cost incurred on uncompleted contracts                  $ 5,993
              Estimated earnings                                        2,140
                                                                      -------
                                                                        8,133

              Less billings to date                                     8,173
                                                                      -------
                                                                      $   (40)

              Costs and estimated earnings in excess of billings
                  on uncompleted contracts                            $    --
              Billings in excess of costs and estimated earnings
                  on uncompleted contracts                                 40
                                                                      -------
                                                                      $   (40)
                                                                      =======

(4)      NOTES RECEIVABLE - OFFICERS

         During the year ended December 31, 2000, certain officers of the Company repaid approximately $242 of notes receivable and accrued interest. The repayment was accomplished by their tender of approximately 111 shares of the Company's common stock to treasury and repaid all outstanding notes receivable and accumulated interest in full. The fair market value of the shares tendered exceeded the notes receivable by $35 and was contributed as additional paid in capital.

(5)      INVESTMENT

         During the year ended December 31, 1999, the Company recorded a write-down of its investment in a Venezuelan coal and mineral mining company. The amount of the write-down was $1,175. The write-down was based on an evaluation of the Company's security interest in the coal and mineral mining company, which evaluation indicated the investment to have no value.

(6)      INVESTMENTS IN AFFILIATED COMPANIES

         During 1998, the Company purchased 40% of the common stock of Jotronic Data AS and Unitron Management AS. During the year ended December 31, 1999, these companies were consolidated into one company and renamed Unitron AS ("Unitron"). During the quarter ended June 30, 2000, the Company acquired an additional 11% of the common stock of Unitron and since that date has reported Unitron as a fully consolidated subsidiary.

         Unitron also provides services for the Company under the terms of a management services agreement. The cost of these services aggregated $155 through June 30, 2000 and all intercompany charges have been eliminated in consolidation subsequent to June 30, 2000. Fees charged to the Company for these services are set at the level of fees that Unitron charges to unrelated parties.

         The Company owes a 30% interest in Front Office AS amounting to $12, which is a company in the business of information technology consulting.

(7)      MACHINERY AND EQUIPMENT

         Machinery and equipment consists of the following at December 31, 2000:

               Machinery and equipment                         $ 5,202
               Less accumulated depreciation and
                      amortization                               2,307
                                                               -------

                          Net machinery and equipment          $ 2,895
                                                               =======

         During the year ended December 31, 1999, the Company sold the land and buildings, which had comprised its Norwegian headquarters. The land and buildings carried a net book value of $2,948 at the date of sale and sold for $2,923, resulting in a loss on sale of $25. Proceeds from the sale were used to pay down both short and long-term debt. The estimated depreciable lives for the machinery and equipment is five years. The Company leases its new facility under an operating lease (see note 14).

(8)      NOTE PAYABLE - BANK

         The Company's note payable - bank is secured by certain accounts receivable and equipment of the Company. The Company had drawn $2,584 under this facility as of December 31, 2000. The borrowing limit under the line of credit is $2,825, making borrowing availability $241 as of December 31, 2000. The note bears interest at NIBOR (Norwegian) plus .60% (7.88% at December 31, 2000) and is payable upon demand.

(9)      LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2000:

               Note payable, NIBOR (Norwegian) plus .6% (7.88% at December
                    31, 2000), payable in quarterly principal payments of $57
                    through 2017 with interest due quarterly. Note payable is
                    secured with accounts receivable and
                    inventory                                                                  $ 4,408
               11% notes payable, payable in monthly installments of $8 through
                    2007 with interest due monthly. Note payable secured by
                    equipment                                                                      286
                                                                                               -------
                                                                                                 4,694
               Less current portion of long-term debt                                              297
                                                                                               -------
                       Long-term debt, less current portion                                    $ 4,397
                                                                                               =======

         The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2000 are as follows:

           YEARS ENDING
            DECEMBER 31,
           -------------
                2001          $   297
                2002              226
                2003              226
                2004              226
                2005              226

(10)     INCOME TAXES

         Income tax expense (benefit) attributable to loss from continuing operations consists of:

                                                          CURRENT         DEFERRED         TOTAL
                                                          -------         --------        -------
               Year ended December 31, 2000:
                   U.S. Federal                             $  --             --              --
                   State                                       --             --              --
                   Foreign                                     --           (939)           (939)
                                                            -----          -----           -----

                          Total                             $  --           (939)           (939)
                                                            =====          =====           =====
               Year ended December 31, 1999:
                   U.S. Federal                             $  --             --              --
                   State                                       --             --              --
                   Foreign                                    125             47             172
                                                            -----          -----           -----

                          Total                             $ 125             47             172
                                                            =====          =====           =====

         Income tax (benefit) expense attributable to loss from continuing operations was $(939) and $172 for the years ended December 31, 2000 and 1999, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

                                                                           2000             1999
                                                                         -------           -------
               Computed "expected" tax benefit                           $(1,231)          $  (724)
               Increase (reduction) in income taxes
               resulting from:
                   Difference in U.S. and foreign tax rates                  174                12
                   Increase in valuation allowance for deferred
                     tax assets                                              149               887
                   Other                                                     (31)               (3)
                                                                         -------           -------

                                                                         $  (939)          $   172
                                                                         =======           =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 are as follows:

               Deferred tax assets:
                   Shares in other companies                          $    68
                   Other                                                   72
                   Pension                                                 21
                   Net operating loss carryforward                      2,100
                                                                      -------
                        Gross deferred tax assets                       2,341
                   Less valuation allowance                              (813)
                                                                      -------
                        Net deferred tax assets                         1,528
                                                                      -------

               Deferred tax liabilities:
                   Equipment                                          $   478
                   Cost and estimated earnings in
                     excess of billings on uncompleted
                     contracts                                            628
                                                                      -------
                        Total deferred tax liabilities                  1,106
                                                                      -------
                        Net deferred tax asset                        $   422
                                                                      =======

         The net change in the total valuation allowance for the years ended December 31, 2000 and 1999 were increases of $149 and $887, respectively. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         At December 31, 2000, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of approximately $2,148 which are available to offset future Federal taxable income, if any, in varying amounts and years through 2020. At December 31, 2000, the Company has net operating loss carryforwards for Norway income tax purposes of approximately $4,882 which are available to offset future Norwegian taxable income, if any, in varying amounts and years through 2009.

(11)     COMMON STOCK, OPTIONS AND WARRANTS

         In November 1999, the Company's board of directors approved a stock based compensation plan ("Plan") under which shares or options can be granted to employees, directors and consultants. The Company will measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees". The Plan reserves for issuance 1,923,600 shares of the Company's common stock for its employees, directors and consultants. The Company did not grant any options under this plan in 1999 and granted 192,000 during 2000. These options were exercisable on the date of grant, with an exercise price of $1.00 which was greater than the market value of the Company's common stock on the date of grant. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. The amount of these compensation expenses is unknown. The options under the Plan are exercisable immediately up to ten (10) years after the grant date in accordance with the vesting provisions of the individual agreements set forth at the time of the award. All options expire no later than ten
         (10) years from the date of grant.

         SFAS No. 123, Accounting for Stock Based Compensation, defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts. Additionally, the Company is expected to grant additional awards in future years.

         The Company has elected to account for its stock options under the intrinsic value method outlined in APB No. 25. The fair value method requires use of option valuation models, such as The Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

         In accordance with SFAS No. 123, the fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2000 (no options were granted during 1999).

         Risk-free interest rate                               6.0%
         Dividend yield                                         --%
         Volatility factor                                    85.0%
         Weighted-average expected life (in years)             8.0

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                                 2000
                                               -------
         Net loss
           As reported                         $(2,534)
           Pro forma                            (2,691)
         Loss per share
           As reported                           (.20)
           Pro forma                             (.21)


         The options have remaining contractual lives of 9.8 years, with a weighted average contractual life of 9.8 years.


                                      42.1

         In November 2000, the Company issued 180 shares at $0.08 per share pursuant to a requirement to issue shares resulting from the 1998 reorganization of the Company. There were no proceeds to the Company, however, an expense of $15 was recorded.

(12)     LOSS PER SHARE

         The Company applies the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings
         (loss) per share includes the dilutive effect of common stock equivalents, if any. For the years ended December 31, 2000 and 1999, the dilutive effect of stock options and warrants, which comprise common stock equivalents, have not been presented because their effect would have been anti-dilutive.

         The Company's weighted average shares outstanding utilized for both basic and diluted per share computations was 12,839,000 and 12,824,000 in 2000 and 1999, respectively.

 (13)    ACQUISITIONS

         In December 1999, the Company reacquired 9 of the 14 shares of common stock of the Company as an adjustment to the purchase price of Hordador. This adjustment to the purchase price was a result of Hordador not meeting certain performance requirements, which were a part of the purchase agreement. The value of the shares, $30 was recorded as a reduction of goodwill from $154 to $124 and accordingly reduced the annual amortization of goodwill.

         In March of 2000, SIMEX A/S purchased the assets of Karlsen Mekaniske, including its inventory and accounts receivable. This company is computerized numeric controlled equipment milling and turning fabrication operation. The assets of Karlsen Mekaniske were purchased for approximately $375 plus 110,700 shares of the Company's common stock, which were issued from treasury shares.

(14)     LEASES

         The Company has noncancelable leases, primarily for real property and transportation equipment, that expire over the next 20 years. SIMEX A/S entered into a 20 year lease commencing on December 1, 1999 for the lease of a new headquarters facility in Stavanger, Norway. SIMEX A/S provided construction services in the construction of the facility and was compensated approximately $1,500 for these services. Under the terms of the lease, SIMEX AS made a $1,066 lease deposit which was to be held by the lessor until the end of the lease and repaid to include increases based on the Norwegian Consumer Price Index ("NCPI"). As consideration for the lease deposit, the parties negotiated variable rental payments under the lease which were based upon the imputed interest for the lessor on the lease deposit. These rental payments were approximately $750 for the first year of the lease and $455 for the last year of the lease. The lease included the lessor purchasing SIMEX A/S's existing headquarters facility in Stavanger, Norway. In December 2000, the Company renegotiated the lease and obtained the release of the $1,066 lease deposit. The renegotiation resulted in a gain to the Company of approximately $847, which will be amortized over the remaining life of the lease, which expires in 2019. The renegotiation also result in a change in the variable lease payments which will be $774 for the year ended December 31, 2001 and , assuming an annual 3% annual increase in the NCPI, an estimated $1,318 for the year ended December 31, 2019.

         In addition to the above referenced real property lease, the Company has commitments for equipment leases and other real property leases as shown below. Future minimum lease payments under these noncancelable operating leases as of December 31, 2000 are as follows:

                   YEARS ENDING
                    DECEMBER 31,
                -------------------
                     2001              712
                     2002              136
                     2003               45
                                      ----
                    Total             $893
                                      ====

(15)     PENSION PLAN

         The Company has a defined benefit plan covering substantially all its employees. The benefits are based upon years of service and the employees' compensation during the years before retirement. Net pension costs for the years ended December 31, 2000 and 1999 were $23 and $22, respectively. The plan is unfunded and pension liabilities at December 31, 2000 were $74. The assumptions used to calculate such pension information were: discount rate of 7% and expected increase in compensation of 3%.

(16)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts for cash and cash equivalents, trade accounts receivable, refundable lease deposit and gain on lease renegotiations, billings in excess of cost and estimated earnings on uncompleted contracts, note payable - bank, accounts payable, accrued salaries and wages, accrued taxes other than income, accrued income taxes, and other current liabilities approximate fair value because of the short maturity of these instruments.

         The carrying amount for long-term debt, which bears a variable rate, approximates fair value based upon current borrowing rates for similar instruments.

(17)     OPERATING SEGMENTS

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

         During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries.

         Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has three reportable segments. The three reportable segments are construction, production and post-tensioning.

         Construction consists of all of the Company's operations involved in the design, engineering and installation of HVAC, plumbing and electrical products and services, both onshore and offshore.

         Production consists of design, engineering and production of various technical and nontechnical products, such as SIMDUCTS.

         Post tensioning consists of construction reinforcing techniques for concrete oil and gas production platforms, bridges, tunnels and other post and bolt tensioning operations.

The accounting policies of the three operating segments are the same as those described in note 1. The Company evaluates the performance of its operating segments based upon revenues and gross profit. Inter-segment revenues are significant and are represented in the "Other and Eliminations" column.

                                                                                          POST       OTHER AND
                                                             CONSTRUCTION   PRODUCTION  TENSIONING  ELIMINATIONS   TOTAL
                                                             ------------   ----------- ----------  ------------  -------
               2000:
                   Revenues                                      $13,650       3,031         610       1,582       18,873
                   Gross profit                                    1,782         476          16         431        2,705
                   Total assets                                    3,300       2,363         254       7,928       13,845
                   Long-lived asset expenditures                      --         629          --         425        1,054
                   Depreciation and amortization                      --         115          --         671          786

               1999:
                   Revenues                                      $18,060       6,304       2,359         202       26,925
                   Gross profit                                    3,864         894         759         116        5,633
                   Total assets                                    6,591       2,587         729       5,856       16,551
                   Long-lived asset expenditures                     103         499          68         425        1,095
                   Depreciation and amortization                      --         164          --         719          883

The following table represents revenues by country based upon the location of domicile:

                                         2000              1999
                                       -------           -------
               Norway                  $18,060           $26,696
               United States               813               229
                                       -------           -------
                                       $18,873           $26,925
                                       =======           =======

The following table presents long-lived assets by country based on the location of domicile:

                                          2000             1999
                                        -------           -------
               Norway                   $ 5,996           $ 5,835
               United Kingdom                --                43
               United States                 26                32
                                        -------           -------
                                        $ 6,022           $ 5,910
                                        =======           =======

(18)     MANAGEMENT'S PLANS

The Company has returned its focus to its core business, consisting of the design, engineering, fabrication, production and installation of commercial projects for the oil and gas industry. This was accomplished by the sale of its maintenance and service segment and the reduction of personnel and associated costs, which had accumulated during the Company's acquisitions during 1998. The Company's near-term objective is to expand its core businesses from internal growth and achieving more regional recognition and opportunities for its niche capabilities and products. With this refocusing and reduction in cost, the Company's management believes it should return to profitability in 2001, although there can be no assurances profitability can be achieved.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SIMEX TECHNOLOGIES, INC.

                                    Dated March 30, 2001



                                    By  /s/ Elmer Lunde
                                        --------------------------------------
                                        Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Dated March 30, 2001



                                    By  /s/ Elmer Lunde
                                        --------------------------------------
                                        Chief Executive Officer and Treasurer

                                    Dated March 30, 2001



                                    By  /s/ Kjell Jagelid
                                        --------------------------------------
                                        President