Form 10QSB
period 2001-03-31
SIMEX TECHNOLOGIES INC
filed 2001-05-15
CIK 1089499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-QSB

                                 --------------

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT


                         Commission file number 0-26599


                            SIMEX Technologies, Inc.
       (Exact name of small business issuer as specified in its charter)


          Delaware                                          58-2465647
  (State or other jurisdiction                          (I. R. S. Employer
of incorporation or organization)                       Identification No.)


                       225 Peachtree Street NE, Suite 2100
                             Atlanta, Georgia 30303
                    (Address of principal executive offices)


Issuer's telephone number,
including area code:  (770) 642-7973


(Former address of principal executive offices - Suite 995, 3475 Lenox Road, NE, Atlanta, Georgia 30326) (Issuer's former telephone number, including area code - (404) 812-3130)




The number of shares outstanding of the issuer's common stock, par value $0.001, at May 3, 2001, was 12,993,568 shares.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                   SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)



                                                                          March 31, 2001
                                                                          --------------
                                                                            (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                $     10
    Trade accounts receivable, less allowance for
      doubtful accounts of $181                                                 4,363
    Costs and estimated earnings in excess of billings on
       uncompleted contracts                                                      401
    Inventories                                                                 1,097
    Other receivables                                                             138
                                                                             --------

        Total current assets                                                    6,009

Investments in affiliated companies                                                11
Machinery and equipment, net                                                    2,953
Goodwill, net                                                                   2,992
Other assets                                                                       27
Deferred income taxes                                                             432
                                                                             --------

              Total assets                                                   $ 12,424
                                                                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable - bank                                                      $  2,591
    Current portion of long-term debt                                             234
    Accounts payable                                                            2,413
    Accrued salaries and wages                                                    740
    Accrued taxes other than income                                               688
    Accrued income taxes                                                           19
    Other current liabilities                                                     929
                                                                             --------
        Total current liabilities                                               7,614

Long-term debt, less current portion                                            3,398
Other liabilities                                                                  98
                                                                             --------
       Total liabilities                                                       11,110
                                                                             --------
Shareholders' equity:
  Common stock, $.001 par value. Authorized 50,000
        shares; 13,004  shares issued                                              13
  Additional paid-in capital                                                    6,480
  Accumulated deficit                                                          (4,011)
  Treasury stock, 10 shares at cost                                               (30)
  Accumulated other comprehensive loss - foreign
    currency translation adjustment                                            (1,138)
                                                                             --------
       Total shareholders' equity                                               1,314
                                                                             --------
         Total liabilities and shareholders' equity                          $ 12,424
                                                                             ========


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                   SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                                       Three months Ended March 31
                                                                  -------------------------------------
                                                                    2001                        2000
                                                                  --------                     --------

Revenues                                                          $  5,745                     $  5,485
Cost of revenues                                                     4,199                        4,290
                                                                  --------                     --------
  Gross profit                                                       1,546                        1,195

Selling, general and administrative expenses                         1,652                        1,625
                                                                  --------                     --------

    Operating loss                                                    (106)                        (430)
                                                                  --------                     --------

Other (income) expense:
    Interest income                                                    (69)                         (24)
    Interest expense                                                   132                          157
                                                                  --------                     --------

      Total other expense                                               63                          133
                                                                  --------                     --------

    Loss from continuing operations before
    income taxes                                                      (169)                        (563)
Income tax (benefit)                                                   (24)                         (98)
                                                                  --------                     --------
    Loss from continuing operations                                   (145)                        (465)
Discontinued operations (note 5):
    Earnings from discontinued operations, net
    of income taxes of $0 and $3 in 2001
    and 2000, respectively                                              --                            7
                                                                  --------                     --------

    Net loss                                                      $   (145)                    $   (458)
                                                                  ========                     ========
Loss per share (note 2):
  Basic:
         Loss from continuing operations                          $  (0.01)                    $  (0.04)
         Discontinued operations                                        --                           --
                                                                  --------                     --------
               Net loss                                           $  (0.01)                    $  (0.04)
                                                                  ========                     ========
  Diluted:
         Loss from continuing operations                          $  (0.01)                    $  (0.04)
         Discontinued operations                                        --                           --
                                                                  --------                     --------
               Net loss                                           $  (0.01)                    $  (0.04)
                                                                  ========                     ========
Shares used in per share calculation (note 2):
   Basic                                                            12,994                       12,814
                                                                  ========                     ========
   Diluted                                                          12,994                       12,814
                                                                  ========                     ========


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                   SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                           Three  months  ended  March 31,
                                                                         -----------------------------------
                                                                           2001                       2000
                                                                         -------                     -------
Cash flows from operating activities:
    Net loss                                                             $  (145)                    $  (458)
    Adjustments to reconcile net loss
      to net cash used in
      operating activities:
        Depreciation and amortization                                        189                         190
        Deferred income taxes                                                (10)                       (126)
        Gain on sale of machinery and equipment                               (2)                         --
        Changes in operating assets and liabilities:
           Trade accounts receivable                                        (377)                        684
           Inventories and uncompleted contracts                            (547)                        (53)
           Prepaid expense and other current assets                          263                          38
           Other assets                                                        2                         285
           Accounts payable                                                  328                      (1,337)
           Accrued salaries and wages                                         32                         129
           Accrued taxes other than income                                  (327)                        198
           Accrued income taxes                                               --                          26
           Other current liabilities                                        (204)                         (5)
                                                                         -------                     -------
           Net cash used in
           operating activities                                             (798)                       (429)
                                                                         -------                     -------
Cash flows from investing activities:
    Proceeds from the sale of machinery and equipment                          9                          --
    Acquisitions of machinery and equipment                                 (301)                       (532)
    Proceeds and gain from lease                                           1,973                          --
                                                                         -------                     -------
        Net cash provided by (used in)
              investing activities                                         1,681                        (532)
                                                                         -------                     -------
 Cash flows from financing activities:
  Proceeds from (repayments of ) note payable -
      bank, net                                                               84                        (638)
  Proceeds from long-term debt                                                --                       4,724
  Payments on long-term debt                                                (918)                     (2,813)
                                                                         -------                     -------
    Net cash (used in)  provided by
         financing activities                                               (834)                      1,273
                                                                         -------                     -------
Effect of exchange rate changes in cash
   and cash equivalents                                                      (49)                       (416)
                                                                         -------                     -------
    Net change in cash and cash equivalents                                   --                        (104)
Cash and cash equivalents beginning of period                                 10                         284
                                                                         -------                     -------
Cash and cash equivalents at end of period                               $    10                     $   180
                                                                         =======                     =======


                   SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (Unaudited)
                                 (In thousands)


                                                                    Three  months  ended  March 31,
                                                                    -------------------------------
                                                                    2001                       2000
                                                                    ----                       ----
Supplemental disclosure of cash flows information:
  Cash paid during the periods for:
        Interest                                                    $ 129                      $ 156
                                                                    =====                      =====

        Income taxes                                                $  --                      $  --
                                                                    =====                      =====


               The accompanying notes are an integral part of the
                      consolidated financial statements.

                   SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2001 and 2000
                                  (Unaudited)
                     (In thousands, except per share data)

1.       INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the SIMEX Technologies, Inc.'s Form 10-KSB for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 financial information to conform to the presentation in 2001.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       LOSS PER SHARE

SIMEX Technologies, Inc. and subsidiaries (the "Company") applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of potentially dilutive securities. For the three months ended March 31, 2001 and 2000, the effects on diluted loss per share from stock options have not been included since such effects would have been anti-dilutive.

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

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. (See Note 5)

Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has three reportable segments. The three reportable segments are construction, production and post-tensioning.

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

The Company evaluates the performance of its operating segments based upon revenues and gross profit. Inter-segment revenues can be significant and are represented in the "Other and Eliminations" column. Summary information by segment for the three months ended March 31, 2001 and 2000 follows (in thousands):


                                                           POST-         OTHER AND
                     CONSTRUCTION     PRODUCTION        TENSIONING     ELIMINATIONS       TOTAL
                     ------------     ----------        ----------     ------------       -----
2001

Revenues                $4,891            821               --              33            $5,745
Gross profit             1,271            291               --             (16)            1,546

2000

Revenues                $3,903          2,197              249            (864)           $5,485
Gross profit               841          1,150               90            (886)            1,195

4.      COMPREHENSIVE LOSS

The Company had other comprehensive loss for the three months ended March 31, 2001 and 2000 of $(151) and $(796), respectively. Adjustments to net loss to determine other comprehensive loss are due to foreign currency translation.

5.       DISCONTINUED OPERATIONS

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had revenues of approximately $0 and $1,165, respectively, during the quarters ended March 31, 2001 and 2000. These operations constituted the Company's maintenance and service segment. The net after tax earnings of these operations for the quarters ended March 31, 2001 and 2000 were, respectively, $0 and $7 and are reported as earnings from discontinued operations on the Company's Consolidated Statements of Operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company's Form 10-KSB for the year ended December 31, 2000.

General

SIMEX Technologies, Inc. and subsidiaries (the "Company") principally operates through its wholly owned subsidiary, Simex AS, located in Norway. The Company is engaged in construction and services, including design, engineering, fabrication, production and installation for the offshore oil and gas industry and onshore in commercial, industrial and government projects. In addition, the Company is engaged in concrete and post-tensioning construction for offshore oil and gas drilling platforms. The Company derives its revenues primarily from customers in Norway.

Results of Operations

The following analysis compares the results of operations for the three-month period ended March 31, 2001 to the comparable period ended March 31, 2000.

Revenues during the three months ended March 31, 2001 were $5,745, compared to $5,485 during the three months ended March 31, 2000. The increase in revenues in the amount of $260, was primarily due to a $988 increase in revenues in the Construction segment offset by revenue declines of $(479) and $(249) for the Production and Post-Tensioning segments, respectively. The decline in Production revenues was due to the loss of marketing opportunities which had been created by contacts related to the Maintenance and Service segment which was sold in 2000. The decline in Post-Tensioning revenues was due to a continued decline in new construction projects which use this technology.

In the three months ended March 31, 2001, cost of revenues was $4,199, which represented 73% of revenues. During the three months ended March 31, 2000, cost of revenues was $4,290, which represented 78% of revenues. The decrease in the cost of revenues percentage was due to improved pricing in the Construction and Production segments resulting in reduced cost of revenues % during the quarter ended March 31, 2001.

Selling, general and administrative expenses during the three months ended March 31, 2001 were $1,652, which represented 29% of revenues. During the three months ended March 31, 2000, general and administrative expenses were $1,625, which represented 30% of revenues.

During the three months ended March 31, 2001, the Company had a net loss of $(145) or $(0.01) per share. During the three months ended March 31, 2000, the Company reported net loss of $(458) or $(0.04) per share. The loss for the three months ended March 31, 2001, was primarily due to revenues being below break-even capacity. The loss for the three months ended March 31, 2000, was primarily due to reduced revenues in the Company's Post-Tensioning which resulted in a reduction in gross profit contribution from this segment.

Liquidity and Capital Resources

Negative operating cash flows of $(798) for the three months ended March 31, 2001 resulted primarily from an increase of $(547) in inventories and uncompleted contracts, an increase in accounts receivable of $(377) and a decrease in accrued taxes other than income of $(327). This negative effect was partially offset by an increase in accounts payable of $328. During the three months ended March 31, 2000, the Company experienced negative operating cash flows of $(429). Negative operating cash flows in the three months ended March 31, 2000 resulted principally from a reduction in accounts payable of $(1,337) and a net loss of $(458). These negative effects on operating cash flows were partially offset by decreases in accounts receivable and other assets of $684 and $285, respectively, and depreciation and amortization of $190.

Net cash provided by investing activities of $1,681 during the three months ended March 31, 2001 consisted primarily of $1,973 collected as a result of the renegotiation of the real property lease on the building housing the Company's operations located in Stavanger, Norway. This amount was partially offset by $(301) used for the acquisition of machinery and equipment. Net cash used in investing activities of $(532) during the three months ended March 31, 2000, was primarily the result of acquisition of machinery and equipment.

Net cash used in financing activities of $(834), during three months ended March 31, 2001 was primarily due to payments of $(918) on long-term debt, partially offset by proceeds of $84 from short-term borrowings. Net cash provided by financing activities of $1,273 during the three months ended March 31, 2000 was primarily due to increased borrowings under the Company's long-term debt facilities of $4,724 less payments on long-term debt of $(2,813). The net increase in long-term debt was partially used to fund the $(638) decrease in the Company's short-term borrowing line, as well as the $(1,337) reduction in accounts payable.

As of March 31, 2001, the Company owed $2,591 on its revolving line of credit. This was due to the Company's construction billing cycle whereby billings are made on the 20th of each month and collected on the 10th day of the following month. As of May 11, 2001, the Company owed approximately $2,180 on its revolving line of credit, leaving approximately $550 available for working capital requirements.

The Company believes that its available cash resources and credit facilities, combined with its cash flows from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months.

Inflation

Inflation has not had a material impact on the Company's operations.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this quarterly report on form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company's financial performance and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

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


                                       SIMEX TECHNOLOGIES, INC.


DATE: May 15, 2001                     BY: /s/ Elmer Lunde
                                          -------------------------------------
                                          Elmer Lunde
                                          Chief Executive Officer and Treasurer


DATE: May 15, 2001                     BY: /s/ Kjell Jagelid
                                          -------------------------------------
                                          Kjell Jagelid
                                          President

                                 Exhibit Index


Exhibit No.       Description
-----------       -----------
