Form 10QSB
period 2001-06-30
SIMEX TECHNOLOGIES INC
filed 2001-08-20
CIK 1089499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB

                                   ---------

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 2001


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


                        Commission file number: 0-26599



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


The number of shares outstanding of the Registrant's common stock, par value $0.001, at August 17, 2001, was 16,548,368 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                     (In thousands, except per share data)


                                                                June 30, 2001
                                                                -------------
                                                                 (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                     $     75
    Trade accounts receivable, less allowance for
      doubtful accounts of $54                                       4,363
    Costs and estimated earnings in excess of billings
       on uncompleted contracts                                      1,465
    Inventories                                                      1,131
    Other receivables                                                  140
                                                                  --------

        Total current assets                                         7,174

Investments in affiliated companies                                     11
Property, plant and equipment, net                                   3,180
Goodwill, net                                                        2,894
Deferred income taxes                                                  367
                                                                  --------

              Total assets                                        $ 13,626
                                                                  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable - bank                                           $  2,874
    Current portion of long-term debt                                  215
    Accounts payable                                                 3,137
    Accrued salaries and wages                                         365
    Accrued taxes other than income                                    743
    Accrued income taxes                                                19
    Other current liabilities                                        1,013
                                                                  --------
        Total current liabilities                                    8,366

Long-term debt, less current portion                                 3,871
Other liabilities                                                       95
                                                                  --------
       Total liabilities                                            12,332
                                                                  --------

Shareholders' equity:
  Common stock, $.001 par value. Authorized 50,000
        shares; 13,004  shares issued and outstanding                   13
  Additional paid-in capital                                         6,479
  Accumulated deficit                                               (3,936)
      Treasury stock, 10 shares at cost                                (30)
       Accumulated other comprehensive loss - foreign
         currency translation adjustment                            (1,232)
                                                                  --------
       Total shareholders' equity                                    1,294
                                                                  --------
         Total liabilities and shareholders' equity               $ 13,626
                                                                  ========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (In thousands, except per share data)


                                                               Three months ended June 30,         Six months ended June 30,
                                                               ---------------------------         --------------------------
                                                                 2001              2000              2001              2000
                                                               -------           ---------         --------          --------

Revenues                                                       $ 5,926           $ 4,179           $ 11,671           $ 9,664
Cost of revenues                                                 4,234             4,121              8,433             8,442
                                                               -------           -------           --------           -------
    Gross profit                                                 1,692                58              3,238             1,222

Selling, general and administrative expenses                     1,456             1,548              3,108             3,142
                                                               -------           -------           --------           -------

    Operating income (loss)                                        236            (1,490)               130            (1,920)

Other income (expense):
    Interest income                                                 10                53                 79                77
    Interest expense                                               (96)             (139)              (228)             (296)
    Other                                                            2                (9)                 2                (9)
                                                               -------           -------           --------           -------
      Total other expense                                          (84)              (95)              (147)             (228)

Income (loss) from continuing operations
    before income taxes                                            152            (1,585)               (17)           (2,148)
Income tax expense (benefit)                                        61              (406)                37              (504)
                                                               -------           -------           --------           -------
Income (loss) from continuing operations                            91            (1,179)               (54)           (1,644)
Discontinued operations (note 5):
    Earnings from discontinued operations, net
    of income taxes of $4 and $7 during the three and
     six months ended June 30, 2000, respectively                   --                10                 --                17
                                                               -------           -------           --------           -------

     Net income (loss)                                         $    91           $(1,169)          $    (54)          $(1,627)
                                                               =======           =======           ========           =======
Income (loss) per share (note 2):
    Basic income (loss) per share:
         From continuing operations                            $  0.01           $ (0.09)          $     --           $ (0.13)
         Discontinued operations                                    --                --                 --                --
                                                               -------           -------           --------           -------
               Basic income (loss) per share                   $  0.01           $ (0.09)          $     --           $ (0.13)
                                                               =======           =======           ========           =======

  Diluted income (loss) per share:
         From continuing operations                            $  0.01           $ (0.09)          $     --           $ (0.13)
         Discontinued operations                                    --                --                 --                --
                                                               -------           -------           --------           -------
               Diluted income (loss) per share                 $  0.01           $ (0.09)          $     --           $ (0.13)
                                                               =======           =======           ========           =======

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


                                                                  Six months ended June 30,
                                                                 ---------------------------
                                                                  2001                2000
                                                                 -------             -------
Cash flows from operating activities:
Net loss                                                         $   (54)            $(1,627)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                                383                 407
        Deferred income taxes                                         36                (272)
        Gain on sale of machinery and equipment                       (2)                 --
Changes in operating assets and liabilities:
             Trade accounts receivable                              (376)              2,029
             Inventories and uncompleted contracts                (1,645)                793
             Prepaid expense and other current assets                 --                   3
             Other assets                                             27                 436
             Accounts payable                                      1,053              (1,820)
             Accrued salaries and wages                             (343)               (291)
             Accrued taxes other than income                        (272)               (140)
             Accrued income taxes                                     --                  44
             Other current liabilities                               139                 (60)
                                                                 -------             -------
             Net cash used in operating activities                (1,054)               (498)
                                                                 -------             -------
Cash flows from investing activities:
    Proceeds from the sale of machinery and equipment                  9                  --
    Acquisitions of machinery and equipment                         (758)               (964)
    Proceeds and gain from lease                                   1,973                  --
    Proceeds from investments                                         --                  32
                                                                 -------             -------
             Net cash provided by (used in)
                investing activities                               1,224                (932)
                                                                 -------             -------
Cash flows from financing activities:
   Proceeds from note payable -
    bank, net                                                        290                 381
    Proceeds from long-term debt                                     538               4,618
    Payments on long-term debt                                      (918)             (2,839)
                                                                 -------             -------
               Net cash provided by (used in)
               financing activities                                  (90)              2,160
                                                                 -------             -------
Effect of exchange rate changes in cash
   and cash equivalents                                              (15)               (616)
                                                                 -------             -------
    Net change in cash and cash equivalents                           65                 114
Cash and cash equivalents beginning of period                         10                 284
                                                                 -------             -------
Cash and cash equivalents at end of period                       $    75             $   398
                                                                 =======             =======

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)


Supplemental disclosure of cash flows information:
         Cash paid during the periods for:
    Interest                                                  $224           $302
                                                              ====           ====

    Income taxes                                              $ --           $ --
                                                              ====           ====


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001 and 2000
                                  (Unaudited)
                     (In thousands, except per share data)

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

2.       INCOME (LOSS) per Share

SIMEX Technologies, Inc. and subsidiaries (the "Company") applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of potentially dilutive securities. For the three months ended March 31, 2001 and 2000 and the six month periods June 30, 2001 and 2000, the effects on diluted loss per share from stock options have not been included since such effects would have been anti-dilutive.


                                                         Three Months Ended June 30                 Six Months Ended June 30
                                                         ---------------------------             -----------------------------
                                                           2001               2000                 2001                2000
                                                         -------            --------             --------             --------

Numerator:
   Income (loss) from continuing operations              $    91            $ (1,179)            $    (54)            $ (1,644)
    Discontinued operations                                   --                  10                   --                   17
                                                         -------            --------             --------             --------
   Numerator for basic and diluted
    income (loss) per share                              $    91            $ (1,169)            $    (54)            $ (1,627)
                                                         -------            ========             ========             ========

Denominator for basic and diluted
      income (loss) per share
Weighted average shares outstanding                       13,193              12,814               13,193               12,814

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

The Company evaluates the performance of its operating segments based upon revenues and gross profit. Inter-segment revenues can be significant and are represented in the "Other and Eliminations" column. Summary information by segment for the three months and six months ended June 30, 2001 and 2000 follows (in thousands):


                                                                    POST-          OTHER AND
                            CONSTRUCTION         PRODUCTION       TENSIONING      ELIMINATIONS         TOTAL
                            ------------         ----------       ----------      ------------         -------

SIX MONTHS ENDED
JUNE 30

2001
Revenues                       $ 9,345             $2,120            $142            $  64             $11,671
Gross profit (loss)              2,316                827             123              (28)              3,238

2000
Revenues                       $ 6,843             $1,870            $458            $ 493             $ 9,664
Gross profit                       760                177             126              159               1,222

THREE MONTHS ENDED
JUNE 30

2001
Revenues                       $ 4,435             $1,287            $108            $  96             $ 5,926
Gross profit                     1,042                531             116                3               1,692

2000
Revenues                       $ 2,940             $  621            $209            $ 409             $ 4,179
Gross profit (loss)                (81)                26              36               77                  58

                                                                             8


4.       COMPREHENSIVE LOSS

The Company had other comprehensive income (loss) for the three months ended June 30, 2001 and 2000 of $185 and $(1,268), respectively, and for the six months ended June 30, 2001 and 2000 of $34 and $(2,064), respectively. Adjustments to net income (loss) to determine other comprehensive income (loss) are due to foreign currency translation.

5.       DISCONTINUED OPERATIONS

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had revenues of approximately $0 and $1,991, respectively, during the six months ended June 30, 2001 and 2000. These operations constituted the Company's maintenance and service segment. The net after tax earnings of these operations for the three and six months ended June 30, 2000 were, respectively, $10 and $17 and are reported as earnings from discontinued operations on the Company's Condensed Consolidated Statements of Operations.

6.       SUBSEQUENT EVENTS

On July 2, 2001, the Company purchased all of the assets of Byrne Elektriske, a Norwegian corporation located in Stavanger, Norway that performs commercial and industrial work. The purchase price of $1,645 was paid with $317 in cash at closing, a note for $185, which matures on September 1, 2001 and 2,856 shares of the Company's common stock.

On August 2, 2001, the Company purchased all of the assets of Vendor Leasing Financial Services, Inc. a U.S. corporation located in Alpharetta, Georgia. that provides commercial equipment leasing and financing services. The purchase price of $100 cash paid at closing, 500 shares of the Company's common stock and future cash payment of $110 provided certain performance targets are met.

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

On June 19, 2001, the Company appointed Kjell I. Jagelid, as its Chief Executive Officer and President.

Results of Operations (In thousands)

The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 2001 to the comparable periods ended June 30, 2000.

         Revenues during the three months ended June 30, 2001 were $5,926 compared to $4,179 during the three months ended June 30, 2000. The increase in revenues in the amount of $1,747, was primarily due to increases in the Construction and Production segments of $1,495 and $666, respectively, due to the start of several new projects.

         Revenues during the six months ended June 30, 2001 were $11,671 compared to $9,664 during the six months ended June 30, 2000. The increase in revenues in the amount of $2,007, was primarily due to increases in the Construction and Production segments of $2,502 and $250, respectively, due to the start of several new projects.

         In the three months ended June 30, 2001, cost of revenues was $4,234, which represented 71% of revenues. During the three months ended June 30, 2000, cost of revenues was $4,121, which represented 99% of revenues. The decrease in cost of revenues percentage was due to increased revenues for the Construction and Production segments without corresponding increases in fixed costs.

         In the six months ended June 30, 2001, cost of revenues was $8,433, which represented 72% of revenues. During the six months ended June 30, 2000, cost of revenues was $8,442, which represented 87% of revenues. The decrease in cost of revenues percentage was due to increased revenues for the Construction and Production segments without corresponding increases in fixed costs.

         Selling, general and administrative expenses during the three months ended June 30, 2001 were $1,456, which represented 25% of revenues. During the three months ended June 30, 2000, selling, general and administrative expenses were $1,548, which represented 37% of revenues. The decrease in selling, general and administrative expenses, as a percentage of revenues, is primarily the result of a 42% increase in revenues coupled with a no change in expenses, resulting from cost control measures implemented during 2001.

         Selling, general and administrative expenses during the six months ended June 30, 2001 were $3,108, which represented 27% of revenues. During the six months ended June 30, 2000, selling, general and administrative expenses were $3,142, which represented 33% of revenues. The decrease in selling, general and administrative expenses, as a percentage of revenues, is primarily the result of a 21% increase in revenues coupled with a slight increase in expenses, resulting from cost control measures implemented during 2001.

         During the three months ended June 30, 2001, the Company had net income of $91 or $0.01 per diluted weighted-average share. During the three months ended June 30, 2000, the Company reported a net loss of $(1,169) or $(0.09) per diluted weighted-average share. The increase in net income for the three months ended June 30, 2001, was primarily due to increased revenues in the Construction and Production segments coupled with improved control over cost of revenues and a slight decrease in selling, general and administrative expenses, resulting from cost control measures implemented during 2001.

         During the six months ended June 30, 2001, the Company had a net loss of $(54) or $(0.00) per diluted weighted-average share. During the six months ended June 30, 2000, the Company reported a net loss of $(1,627) or $(0.13) per diluted weighted-average share. The reduction $1,573 in net loss for the six months ended June 30, 2001, was primarily due to increased revenues in the construction and production segments coupled with improved control over cost of revenues and a slight decrease in selling, general and administrative expenses, resulting from cost control measures implemented during 2001.

Liquidity and Capital Resources

         During the six months ended June 30, 2001, the Company experienced negative operating cash flows of $(1,054). Negative operating cash flows in the six months ended June 30, 2001 were primarily created by increases of $1,645 and $376 in inventories and uncompleted contracts and trade accounts receivable, respectively, due to increased revenues and a decrease of $343 in accrued salaries and wages. These negative effects on operating cash flows were partially offset by an increase in accounts payable of $1,053 and depreciation and amortization of $383. During the six months ended June 30, 2000, the Company experienced negative operating cash flows of $(498). Negative operating cash flows in the six months ended June 30, 2000 resulted principally from a reduction in accounts payable of $(1,820) and a net loss of $(1,627). These negative effects on operating cash flows were partially offset by decreases in accounts receivable and inventories and uncompleted projects of $2,029 and $793, respectively.

         Net cash provided by investing activities of $1,224 during the six months ended June 30, 2001 consisted primarily of $1,973 collected as a result of the renegotiation of the real property lease on the building housing the Company's operations located in Stavanger, Norway. This amount was partially offset by $(758) used for the acquisition of machinery and equipment. Net cash used in investing activities of $(932) during the six months ended June 30, 2000, was primarily the result of acquisition of machinery and equipment of $(964).

         Net cash used in financing activities of $(90) during six months ended June 30, 2001 was primarily due to payments of $(918) on long-term debt, offset by proceeds from long-term debt of $538 and proceeds of $290 from short-term borrowings. Net cash provided by financing activities of $2,160 during the six months ended June 30, 2000 was primarily due to increased borrowings under the Company's long-term debt facilities of $4,618 less payments on long-term debt of $(2,839).

         The Company's note payable - bank is secured by certain accounts receivable and equipment of the Company. The Company had drawn $2,874 under this facility as of June 30, 2001. The borrowing limit under the line of credit is $3,065, making borrowing availability $191 as of June 30, 2001. Borrowings under the Company's line of credit are highest at the end of a month due to the billing cycle terms in the construction industry by which construction projects are billed on the twentieth day of the month with payment required on the tenth day of the following month. The note bears interest at NIBOR (Norwegian) plus .60% (7.99% at June 30, 2001) and is payable upon demand.

         The Company believes that its available cash resources and credit facilities, combined with its cash flows from operations will be sufficient to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months.

         Inflation

         Inflation has not had a material impact on the Company's operations.

         New Accounting Pronouncements Not Yet Adopted

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria.

         SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The adoption of SFAS No. 141 and SFAS No. 142 is not expected to have a material effect on the Company's financial position, results of operations and cash flows in 2002 and subsequent years.

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

PART II. OTHER INFORMATION

ITEM 1. THROUGH ITEM 4.    Not applicable.

ITEM 5.  OTHER INFORMATION.

         On July 2, 2001, the Company purchased all of the assets of Byrne Elektriske, a Norwegian corporation located in Stavanger, Norway that performs commercial and industrial work. The purchase price of $1,645 was paid with $317 in cash at closing, a note for $185 which matures on September 1, 2001 and 2,856 shares of the Company's common stock.

         On August 2, 2001, the Company purchased all of the assets of Vendor Leasing Financial Services, Inc. a U.S. corporation located in Alpharetta, Georgia. that provides commercial equipment leasing and financing services. The purchase price of $100 cash paid at closing, 500 shares of the Company's common stock and future cash payment of $110 provided certain performance targets are met.


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


                                             SIMEX TECHNOLOGIES, INC.


DATE: August 20, 2001               BY: /s/ Elmer Lunde
                                        ---------------------------------------
                                        Elmer Lunde
                                        Chairman of the Board and Treasurer


DATE: August 20, 2001               BY: /s/ Kjell Jagelid
                                        ---------------------------------------
                                        Kjell Jagelid
                                        Chief Executive Officer and President