Form 10QSB
period 2001-09-30
SIMEX TECHNOLOGIES INC
filed 2001-11-19
CIK 1089499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                 --------------

         [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

                                 602 Abbey Court
                            Alpharetta, Georgia 30004
                    (Address of principal executive offices)


Issuer's telephone number, including area code: (678) 802-2041


The number of shares outstanding of the Registrant's common stock, par value $0.001, at October 31, 2001, was 16,564,908 shares.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS:

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      (In thousands, except per share data)

                                                                       September 30, 2001
                                                                       ------------------
                                                                           (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                 $      66
    Trade accounts receivable, less allowance for
      doubtful accounts of $56                                                    4,974
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                    1,977
    Inventories                                                                   1,081
    Other current assets                                                            181
                                                                              ---------
       Total current assets                                                       8,279

Investments in affiliated companies                                                  12
Property, plant and equipment, net                                                3,512
Goodwill, net                                                                     6,366
Deferred income taxes                                                               717
Other assets                                                                         99
                                                                              ---------
       Total assets                                                           $  18,985
                                                                              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Note payable - bank                                                       $   3,975
    Current portion of long-term debt                                               302
    Accounts payable                                                              3,149
    Accrued salaries and wages                                                    1,022
    Accrued taxes other than income                                               1,424
    Accrued income taxes                                                             20
    Other current liabilities                                                     1,095
                                                                              ---------
       Total current liabilities                                                 10,987

Long-term debt, less current portion                                              4,452
Other liabilities                                                                   154
                                                                              ---------
       Total liabilities                                                         15,593
                                                                              ---------

Shareholders' equity:
  Common stock, $.001 par value. Authorized 50,000
        shares; 16,565 shares issued and outstanding                                 17
  Additional paid-in capital                                                      9,720
  Deferred compensation                                                            (239)
  Accumulated deficit                                                            (4,987)
  Treasury stock, 10 shares at cost                                                 (30)
  Accumulated other comprehensive loss - foreign currency
        translation adjustment                                                   (1,089)
                                                                              ---------
       Total shareholders' equity                                                 3,392
                                                                              ---------
         Total liabilities and shareholders' equity                           $  18,985
                                                                              =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  Three months ended                Nine months ended
                                                                     September 30,                    September 30,
                                                               -------------------------         -------------------------
                                                                 2001             2000             2001             2000
                                                               --------         --------         --------         --------
Revenues                                                       $  5,923         $  4,456         $ 17,594         $ 14,120
Cost of revenues                                                  5,012            3,514           13,446           11,956
                                                               --------         --------         --------         --------
    Gross profit                                                    911              942            4,148            2,164

Selling, general and administrative expenses                      2,200            1,235            5,308            4,377
                                                               --------         --------         --------         --------

    Operating loss                                               (1,289)            (293)          (1,160)          (2,213)

Other income (expense):
    Interest income                                                  17               15               96               92
    Interest expense                                               (127)            (136)            (355)            (432)
    Other                                                            --              (18)               2              (27)
                                                               --------         --------         --------         --------
      Total other expense                                          (110)            (139)            (257)            (367)

    Loss from continuing operations
    before income taxes                                          (1,399)            (432)          (1,417)          (2,580)
Income tax benefit                                                 (332)             (41)            (297)            (545)
                                                               --------         --------         --------         --------
    Loss from continuing operations                              (1,067)            (391)          (1,120)          (2,035)
Discontinued operations (note 5):
    Earnings from discontinued operations, net
    of income taxes of $4 and $7 during the three and
     nine months ended September 30, 2000, respectively              --                4               --               21
                                                               --------         --------         --------         --------

                           Net loss                            $ (1,067)        $   (387)        $ (1,120)        $ (2,014)
                                                               ========         ========         ========         ========
Loss per share (note 2):
  Basic loss per share:
         From continuing operations                            $  (0.07)        $  (0.03)        $  (0.08)        $  (0.16)
         Discontinued operations                                     --               --               --               --
                                                               --------         --------         --------         --------
               Basic loss per share                            $  (0.07)        $  (0.03)        $  (0.08)        $  (0.16)
                                                               ========         ========         ========         ========
  Diluted loss per share:
         From continuing operations                            $  (0.07)        $  (0.03)        $  (0.08)        $  (0.16)
         Discontinued operations                                     --               --               --               --
                                                               --------         --------         --------         --------
               Diluted loss per share                          $  (0.07)        $  (0.03)        $  (0.08)        $  (0.16)
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

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           Nine months ended September 30,
                                                                                           -------------------------------
                                                                                              2001                 2000
                                                                                           -----------          ----------
Cash flows from operating activities:
  Net loss                                                                                    $ (1,120)         $ (2,014)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                                                              594               585
        Deferred compensation                                                                       80                --
        Deferred income taxes                                                                     (297)             (611)
        Gain on sale of subsidiary                                                                  --               (12)
        Gain on sale of machinery and equipment                                                     (2)               --
     Changes in operating assets and liabilities, net of
          effects of acquisitions:
             Trade accounts receivable                                                          (1,001)            1,349
             Inventories and uncompleted contracts                                              (2,088)            1,196
             Prepaid expense and other current assets                                              235                93
             Other assets                                                                           10               591
             Accounts payable                                                                    1,072            (1,560)
             Accrued salaries and wages                                                            314              (169)
             Accrued taxes other than income                                                       409              (756)
             Accrued income taxes                                                                    1               (78)
             Other liabilities                                                                     124                66
                                                                                              --------          --------
             Net cash used in operating activities                                              (1,669)           (1,320)
                                                                                              --------          --------
Cash flows from investing activities:
    Proceeds from the sale of machinery and equipment                                                9                 1
    Acquisitions of machinery and equipment                                                       (930)             (747)
    Proceeds from the sale of subsidiary                                                            --               410
    Proceeds from lease                                                                          1,973                --
    Acquisition of businesses                                                                     (636)               --
                                                                                              --------          --------
             Net cash provided by (used in) investing activities                                   416              (336)
                                                                                              --------          --------
Cash flows from financing activities:
    Proceeds from note payable - bank, net                                                       1,389               604
    Proceeds from long-term debt                                                                 1,098             4,369
    Payments on long-term debt                                                                  (1,036)           (2,772)
                                                                                              --------          --------
             Net cash provided by financing activities                                           1,451             2,201
                                                                                              --------          --------
Effect of exchange rate changes on cash and cash equivalents                                      (142)             (745)
                                                                                              --------          --------
    Net change in cash and cash equivalents                                                         56              (200)
Cash and cash equivalents beginning of period                                                       10               284
                                                                                              --------          --------
Cash and cash equivalents at end of period                                                    $     66          $     84
                                                                                              ========          ========

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                 Nine months ended September 30,
                                                                 -------------------------------
                                                                     2001                2000
                                                                 ----------          -----------
Supplemental disclosure of cash flows information:
                  Cash paid during the periods for:
         Interest                                                  $     335         $     383
                                                                   =========         =========

        Income taxes                                               $      --         $     115
                                                                   =========         =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2001 and 2000
                                   (Unaudited)
                      (In thousands, except per share data)


1.       CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SIMEX Technologies, Inc.'s Form 10-KSB for the year ended December 31, 2000.

Certain reclassifications have been made to the 2000 financial information to conform to the presentation in 2001.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.       LOSS PER SHARE

SIMEX Technologies, Inc. and subsidiaries (the "Company") applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of potentially dilutive securities. For the three months and nine months ended September 30, 2001 and 2000, the effects on diluted loss per share from stock options and other potentially dilutive contingently issuable shares (see note 6) have not been included since such effects would have been anti-dilutive.

                                                                   Three Months Ended                   Nine Months Ended
                                                                       September 30                       September 30
                                                               ---------------------------         ---------------------------
                                                                 2001              2000               2001             2000
                                                               ---------         ---------         ---------         ---------
Numerator:
   Loss from continuing operations                             $  (1,067)        $    (391)        $  (1,120)        $  (2,035)
    Discontinued operations                                           --                 4                --                21
                                                               ---------         ---------         ---------         ---------
   Numerator for basic and diluted
    loss per share                                             $  (1,067)        $    (387)        $  (1,120)        $  (2,014)
                                                               =========         =========         =========         =========

Denominator for basic and diluted
    loss per share - weighted average shares
    outstanding                                                   16,323            12,814            14,248            12,814
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

The Company evaluates the performance of its operating segments based upon revenues and gross profit. Inter-segment revenues can be significant and are represented in the "Other and Eliminations" column. Summary information by segment for the three months and nine months ended September 30, 2001 and 2000 follows (in thousands):

-------------------------------------------------------------------------------------------------------------------------------
                                           CONSTRUCTION        PRODUCTION          POST-        OTHER AND            TOTAL
                                                                                TENSIONING     ELIMINATIONS
-------------------------------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30

2001
Revenues                                       $13,872            $3,406            $222            $ 94            $17,594
Gross profit                                     2,918             1,027             203              --              4,148

2000
Revenues                                       $ 9,801            $2,832            $613            $874            $14,120
Gross profit                                     1,403               416              96             249              2,164

THREE MONTHS ENDED SEPTEMBER 30

2001
Revenues                                       $ 4,199            $1,206            $ 74            $444            $ 5,923
Gross profit                                       534               176              73             128                911

2000
Revenues                                       $ 2,958            $  962            $155            $381            $ 4,456
Gross profit (loss)                                643               239             (30)             90                942
-------------------------------------------------------------------------------------------------------------------------------

4.       COMPREHENSIVE LOSS

         The Company had other comprehensive loss for the three months ended September 30, 2001 and 2000 of $(924) and $(677), respectively, and for the nine months ended September 30, 2001 and 2000 of $(890) and $(2,744), respectively. Adjustments to net loss to determine other comprehensive loss are due to foreign currency translation.

5.      DISCONTINUED OPERATIONS

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had revenues of approximately $0 and $2,176, respectively, during the nine months ended September 30, 2001 and 2000 and $0 and $185, respectively, during the three months ended September 30, 2001 and 2000. These operations constituted the Company's maintenance and service segment. The net after tax earnings of these operations for the three and nine months ended September 30, 2000 were $4 and $21, respectively and are reported as earnings from discontinued operations on the Company's Condensed Consolidated Statements of Operations.

6.      ACQUISITIONS

On July 2, 2001, the Company purchased all of the assets of Bryne Elektriske, a Norwegian corporation located in Stavanger, Norway that performs commercial and industrial construction work. The primary purpose of the acquisition was to give the Company additional work force and coverage needed to fulfill growth projections in the North Sea gas and oil industry as well as in the commercial and industrial sector. The purchase price of $3,231 was paid with $317 in cash at closing, a note for $185, which matured and was paid on September 1, 2001 and 2,872 shares of the Company's common stock. Included in the purchase price is $319 deemed to be compensation for certain key employees and will be amortized ratably over the 12-month term of the employment agreements. Goodwill resulting from the acquisition amounted to $2,751 was deemed appropriate to accomplish growth projections in the North Sea gas and oil industry. None of the goodwill is expected to be deductible for tax purposes and all will be assigned to the Company's Construction segment.

On August 2, 2001, the Company purchased all of the assets of Vendor Leasing Financial Services, Inc., ("Vendor Leasing") a U.S. corporation located in Alpharetta, Georgia, that provides commercial equipment leasing and financing services. The primary purpose of the acquisition was to offer financing of oil and gas related equipment in both the American and International sectors. The purchase price of $600 included $100 cash paid at closing, 500 shares of the Company's common stock. A future cash payment of $110 may be paid provided certain performance targets are achieved. The number of shares given to seller is subject to change based on the number of shares of the Company's common stock required to provide the seller with $500 of the Company's stock 18 months after the closing date of the acquisition. Goodwill resulting from the acquisition amounted to $628 and was deemed appropriate to provide the Company with the ability to offer financing of oil and gas related equipment in both the American and International sectors. None of the goodwill is expected to be deductible for tax purposes and none will be assigned to a specific industry segment until such time as the operations of Vendor Leasing become more significant to overall operations of the Company.

The acquisitions are summarized as follows:

                                                      Bryne            Vendor
                                                    Elektriske         Leasing
Fair value of tangible assets acquired:
   Cash                                               $    --          $    14
   Receivables                                             --               75
   Tools and equipment                                    127               29
   Inventory                                               37               --
                                                      -------          -------
Total fair value of tangible assets acquired              164              118

Goodwill                                                2,751              628
Deferred compensation                                     319               --

Fair value of liabilities assumed:
   Bank loans                                            (188)             (62)
   Unearned income                                         --              (84)
                                                      -------          -------

Total fair value of liabilities assumed                  (188)            (146)

Stock issued as part of purchase price                 (2,729)            (500)
                                                      -------          -------

         Cash paid                                    $   317          $   100
                                                      =======          =======

The above purchase price allocations are preliminary until the resolution of post-closing adjustments.

The above acquisitions were accounted for using the purchase method. The operations of Bryne Elektriske have been included in the accompanying Consolidated Statements of Operations since July 2, 2001. The operations of Vendor Leasing have been included in the accompanying Consolidated Statements of Operations since August 2, 2001. The unaudited results of operations, as if Bryne Elektriske and Vendor Leasing had been acquired at the beginning of periods ended December 31, 2000 and September 30, 2001, are as follows:

                                                         December 31,    September 30
                                                            2000             2001
                                                         ----------------------------
                          Net revenues                     $ 22,473        $ 19,451
                          Net loss                           (2,189)         (1,140)
                          Net loss per share                  (0.13)          (0.07)

7.      DEBT

The $4,452 in long-term debt as of September 30, 2001, includes bank loans whose principal is denominated in foreign currencies. An amount of $3,393 is denominated in Japanese currency (YEN) while $1,059 is denominated in Norwegian currency (NOK). The loans denominated in YEN carry an interest rate of 1.2% and are automatically renewable, with the initial term expiring in December 2001. The YEN based loans can be converted, at the Company's discretion, to NOK. The NOK based loans carry an interest rate of Nibor + 0.6% or 7.99% as of September 30, 2001. These debt instruments have been converted to dollars at the appropriate currency market rates effective as of September 30, 2001. Currency fluctuations are reported as currency translation adjustments in accumulated other comprehensive loss in the Company's shareholder's equity and any transaction gains or losses are recorded in the consolidated statement of operations.

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

Results of Operations (In thousands)

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 2001 to the comparable periods ended September 30, 2000.

   Revenues during the three months ended September 30, 2001 were $5,923 compared to $4,456 during the three months ended September 30, 2000. The increase in revenues in the amount of $1,467, was primarily due to increases in the Construction and Production segments of $1,241 and $244, respectively, due to the start of several new projects.

   Revenues during the nine months ended September 30, 2001 were $17,594 compared to $14,120 during the nine months ended September 30, 2000. The increase in revenues in the amount of $3,474, was primarily due to increases in the Construction and Production segments of $4,071 and $574, respectively, due to the start of several new projects, offset primarily, by a decrease in Post-Tensioning revenues.

   In the three months ended September 30, 2001, cost of revenues was $5,012, which represented 85% of revenues. During the three months ended September 30, 2000, cost of revenues was $3,514, which represented 79% of revenues. The increase in cost of revenues percentage was due to decreased profit margins for the Construction and Production segments due to cost overruns on certain projects resulting from delays in construction schedules.

   In the nine months ended September 30, 2001, cost of revenues was $13,446, which represented 76% of revenues. During the nine months ended September 30, 2000, cost of revenues was $11,956, which represented 85% of revenues. The decrease in cost of revenues percentage was due to increased revenues for the Construction and Production segments without corresponding increases in fixed costs.

   Selling, general and administrative expenses during the three months ended September 30, 2001 were $2,200, which represented 37% of revenues. During the three months ended September 30, 2000, selling, general and administrative expenses were $1,235, which represented 28% of revenues. The increase in selling, general and administrative expenses, as a percentage of revenues, is primarily the result of additional costs incurred during a reorganization of construction and production operations which occurred during the quarter ended September 30, 2001.

   Selling, general and administrative expenses during the nine months ended September 30, 2001 were $5,308, which represented 30% of revenues. During the nine months ended September 30, 2000, selling, general and administrative expenses were $4,377, which represented 31% of revenues.

   During the three months ended September 30, 2001, the Company had net loss of $(1,067) or $(0.07) per diluted weighted-average share. During the three months ended September 30, 2000, the Company reported a net loss of $(387) or $(0.03) per diluted weighted-average share. The increase of $(680) in net loss for the three months ended September 30, 2001, was primarily due to decreased gross profit margins in the Construction and Production segments coupled with increased selling, general and administrative expenses, resulting from additional costs incurred during a reorganization of construction and production operations which occurred during the quarter ended September 30, 2001.

   During the nine months ended September 30, 2001, the Company had a net loss of $(1,120) or $(0.08) per diluted weighted-average share. During the nine months ended September 30, 2000, the Company reported a net loss of $(2,014) or $(0.16) per diluted weighted-average share. The reduction of $894 in net loss for the nine months ended September 30, 2001, was primarily due to increasing revenues and related gross profit in the construction and production segments, while decreasing the selling and general and administrative expenses on a percentage basis.

Liquidity and Capital Resources

During the nine months ended September 30, 2001, the Company experienced negative operating cash flows of $(1,669). Negative operating cash flows in the nine months ended September 30, 2001 were primarily created by the net loss of $(1,120) coupled with increases in inventories and uncompleted contracts and trade accounts receivable, of $(2,088) and $(1,001), respectively, due to increased contract activities. These negative effects on operating cash flows were partially offset by an increase in accounts payable of $1,072 and depreciation and amortization of $674. During the nine months ended September 30, 2000, the Company experienced negative operating cash flows of $(1,320). Negative operating cash flows in the nine months ended September 30, 2000 resulted principally from a reduction in accounts payable of $(1,560) and a net loss of $(2,014). These negative effects on operating cash flows were partially offset by decreases in trade accounts receivable and inventories and uncompleted projects of $1,349 and $1,196, respectively.

Net cash provided by investing activities of $416 during the nine months ended September 30, 2001 consisted primarily of $1,973 collected as a result of the renegotiation of the real property lease on the building housing the Company's operations located in Stavanger, Norway. This amount was partially offset by $(930) used for the acquisition of machinery and equipment and by $(636) used for the acquisition of businesses. Net cash used in investing activities of $(336) during the nine months ended September 30, 2000, was primarily the result of acquisition of machinery and equipment of $(747) offset by proceeds of $410 from the sale of a subsidiary.

Net cash provided by financing activities of $1,451 during nine months ended September 30, 2001 was primarily due to net proceeds of $1,389 from note payable
- bank, while borrowings from and payments on long-term debt were approximately equal. Net cash provided by financing activities of $2,201 during the nine months ended September 30, 2000 was primarily due to increased borrowings under the Company's long-term debt facilities of $4,369 less payments on long-term debt of $(2,772).

The Company's note payable - bank is secured by certain accounts receivable and equipment of the Company. The Company had drawn $3,765 under the Norwegian bank facility as of September 30, 2001. The borrowing limit under the Norwegian bank line of credit is $4,166, making borrowing availability $401 as of September 30, 2001. Borrowings under the Company's line of credit are highest at the end of a month due to the billing cycle terms in the construction industry by which construction projects are billed on the twentieth day of the month with payment required on the tenth day of the following month. The note bears interest at

NIBOR (Norwegian) plus .60% (7.99% at September 30, 2001) and is payable upon demand. Additionally during the quarter ended September 30, 2001, the Company obtained a $200 line of credit from a U.S. bank. The U.S. bank line was used primarily to fund the purchase of Vendor Leasing and provide working capital to fund U.S. operations. The note bears interest at the prime interest rate plus 1.00% (7.00% at September 30, 2001) and the term of the line of credit expires September 20, 2002. As of September 30, 2001, there was no availability under the U.S. bank line. The Company has $4,452 in long-term debt, as of September 30, 2001, whose principal is denominated in foreign currencies (see note 7).


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

SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. The Company applied the provisions of SFAS 141 to its acquisitions in the third quarter ended September 30, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is currently evaluating the potential financial impact of the adoption of SFAS No. 142.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting this pronouncement.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets.

The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

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

PART II. OTHER INFORMATION

ITEM 1. THROUGH ITEM 4.    Not applicable.

ITEM 5. OTHER INFORMATION.

At the November 5, 2001 meeting of the Company's board of directors, Mickle Moye was elected as the Company's Chairman of the Board, replacing Elmer Lunde. Mr. Lunde will continue to serve as a director and the Treasurer of the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits

                  None.

                  (b)      Reports on Form 8-K

                  During the quarter for which this report is filed, Registrant filed a Current Report on Form 8-K dated July 16, 2001, describing the acquisition Bryne Elektriske A/S, which occurred on July 2, 2001.

                                   Signatures


In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SIMEX TECHNOLOGIES, INC.



DATE: November 19, 2001           BY: /s/ Kjell Jagelid
                                      -----------------------------------------
                                      Kjell Jagelid
                                      Chief Executive Officer and President



DATE: November 19, 2001           BY: /s/ Elmer Lunde
                                      -----------------------------------------
                                      Elmer Lunde
                                      Treasurer