Form 10KSB
period 2001-12-31
SIMEX TECHNOLOGIES INC
filed 2002-04-16
CIK 1089499

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
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
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

                                 602 Abbey Court
                            Alpharetta, Georgia 30004
              (Address of principal executive offices and zip code)
                    Issuer's telephone number: (678) 802-2041

           Securities registered pursuant to Section 12(b) of the Act:

     Title of each class               Name of each exchange on which registered
     -------------------               -----------------------------------------

Common Stock, $.001 par value                     OTC Bulletin Board

        Securities registered pursuant to Section 12(g) of the Act: None

               --------------------------------------------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 KSB. [ ]

         The Issuer's revenues for the fiscal year ended December 31, 2001 were $25,495,000.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 20, 2002 was approximately $2,092,400.

As of March 20, 2002, there were 16,564,908 shares of common stock, par value $.001 per share, outstanding.

         The index to exhibits appears on page 29 of this document.

                        ---------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

         None


Transitional small business disclosure format: Yes  [ ]  No  [ X ]

                            SIMEX TECHNOLOGIES, INC.


                                   FORM 10-KSB

                      For the Year Ended December 31, 2001

                                Table of Contents

Part I

           Item 1.         Description of Business                                                             4
           Item 2.         Description of Property                                                            12
           Item 3.         Legal Proceedings                                                                  13
           Item 4.         Submission of Matters to a Vote of Security Holders                                13
Part II

           Item 5.         Market for Common Equity and Related Stockholder Matters                           13
           Item 6.         Management's Discussion and Analysis or Plan of Operation                          15
           Item 7.         Financial Statements                                                               22
           Item 8.         Changes in and Disagreements with Accountants on Accounting
                                Financial Disclosure                                                          22

Part III

           Item 9.         Directors, Executive Officers, Promoters and Control Persons;
                                Compliance with Section 16(a) of the Exchange Act                             22
           Item 10.        Executive Compensation                                                             25
           Item 11.        Security Ownership of Certain Beneficial Owners and Management                     26
           Item 12.        Certain Relationships and Related Transactions                                     28
           Item 13.        Exhibits and Reports on Form 8-K                                                   29

      Signatures                                                                                              54

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

SIMEX A/S began operations in 1980 as an engineering and service company based in Stavanger, Norway. In May of 1998, SIMEX A/S acquired Norsk Kjoleindustri A/S ("Norwegian Cooling Industries"), which is an HVAC equipment design, manufacturer and maintenance organization that, among its products, manufactures and installs ice machines and other cooling equipment for a variety of applications. In late 1998, SIMEX A/S also acquired four (4) other companies engaged in welding, manufacturing and service businesses, which compliment and diversify the materials and services that SIMEX A/S offers to its existing customers as a full-house service organization. This expansion of the number of products and services positions the Company to compete with other engineering and construction companies and to expand its services to other markets. See also "Divestitures".

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

Acquisitions

The Company embarked on an acquisition plan in 1998 designed to develop additional technical capabilities and products to supplement its traditional areas of expertise. Through acquisitions in the steel fabrication, HVAC design and installation and cooling products industries in Norway, the Company was able to assemble additional production and service capabilities, merge them into its operating structure and facilities to insure quality and efficiency, and began developing markets for these products and services. During the year ended December 31, 2000, the Company decided to sell certain operations, which represented the Company's maintenance and service segment. This was done to allow the Company to focus on its core business, the design, engineering, fabrication, production and installation of commercial projects for the oil and gas industry. The Company's near-term objective is to expand its core businesses from internal growth and achieving more regional recognition and opportunities for its niche capabilities and products. See also "Divestitures".

Principal acquisitions during 1998 were based on the Company's objective of augmenting its product and service capabilities in the Norwegian/North Sea region with a plan to expand its existing markets for these products and services in Norway and the North Sea. Principal among the 1998 acquisitions were the following:

Norwegian Cooling Industries is an HVAC equipment design, manufacturer, and maintenance company located in Stavanger, Norway. Norwegian Cooling Industries' refrigeration products and services compliment the Company's existing HVAC business. Norwegian Cooling Industries' production, service and engineering are directly connected with SIMEX A/S's business with the additional benefits of a proprietary ice-cooling system for the marine and off-shore industries. Norwegian Cooling Industries distributes high capacity ice machines for off-shore as well as on-shore uses. Norwegian Cooling Industries also had distributed the "Kuldevakten" monitoring and control systems for a variety of applications, including supermarkets, food production and distribution, marine vessels and hospitals. However, due to inadequate profit margins, "Kuldevakten" monitoring and control systems were discontinued as a Company product during 2001. All of the outstanding stock of Norwegian Cooling Industries was purchased in May 1998, and its administrative offices have been moved to the offices of SIMEX A/S. The operations of Norsk Kjoleindustri have been relocated within Simex AS operations in Stavanger. The ownership interest was purchased for approximately $2.7 million in cash.

Weld Tech A/S is a metal fabrication company in Stavanger, Norway. Weld Tech was purchased in November, 1998. It is a specialized fabrication and welding contractor in the oil and gas service industry. Weld Tech A/S owns certain welding and cutting equipment including a new "water plasma cutter" that it leases to general contractors on a fee basis. Engineering, production and administration have been relocated within SIMEX A/S operations in Stavanger. Weld Tech was acquired for approximately $1.3 million in cash, plus 450,000 shares of the Company's common stock.

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

Vest Norge Doors A/S is a specialty manufacturer of over-sized door systems in Stavanger, Norway. Vest Norge Doors A/S has recently developed a proprietary horizontal folding door used for combustible containment and protection in extreme weather conditions and emergency use in accordance with international standards. These doors have been used on several oil and gas platforms, helicopter hangars and other related facilitates. Vest Norge Doors was purchased for approximately $135,000 plus 38,000 shares of the Company's common stock. On January 1, 2002 the Company sold its interests in Vest Norge Doors A/S to two Company employees. The Company's interest was sold for $88,000 cash paid at closing and a loss was recognized.

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

On July 2, 2001, the Company purchased all of the assets of Bryne Elektriske, a Norwegian corporation located in Stavanger, Norway that performs commercial and industrial construction work. The primary purpose of the acquisition was to give the Company additional work force and coverage needed to fulfill growth projections in the North Sea gas and oil industry as well as in the commercial and industrial sector. The purchase price of $3,231,000 was paid with $317,000 in cash at closing, a note for $185,000, which matured and was paid on September 1, 2001 and 2,872,000 shares of the Company's common stock. Included in the purchase price is $319,000 deemed to be compensation for certain key employees and will be amortized ratably over the 12-month term of the employment agreements. Goodwill resulting from the acquisition amounted to $2,751,000 was deemed appropriate to accomplish growth projections in the North Sea gas and oil industry. None of the goodwill is expected to be deductible for tax purposes and all will be assigned to the Company's Construction segment.

On August 2, 2001, the Company purchased all of the assets of Vendor Leasing Financial Services, Inc., ("Vendor Leasing") a U.S. corporation located in Alpharetta, Georgia, that provides commercial equipment leasing and financing services. The primary purpose of the acquisition was to offer financing of oil and gas related equipment in both the American and International sectors. The purchase price of $600,000 included $100,000 cash paid at closing, 500,000 shares of the Company's common stock. A future cash payment of $110,000 may be paid provided certain performance targets are achieved. The number of shares given to seller is subject to change based on the number of shares of the Company's common stock required to provide the seller with $500,000 of the Company's stock 18 months after the closing date of the acquisition. As of March 26, 2002 the closing price of the Company's common stock was $0.11 per share. Pursuant to the agreement with Vendor Leasing, if the closing price of the Company's common stock is

$0.11 as of a date 18 months after the August 2, 2001 acquisition date, then the Company could have to issue approximately 4,045,000 additional shares of common stock to provide the seller with the required $500,000 of consideration. However, the Company may, at its option, choose to make up any loss of value in cash rather than shares of its common stock, to achieve the required $500,000 of consideration. Goodwill resulting from the acquisition amounted to $628,000 and was deemed appropriate to provide the Company with the ability to offer financing of oil and gas related equipment in both the American and International sectors. None of the goodwill is expected to be deductible for tax purposes and none will be assigned to a specific industry segment until such time as the operations of Vendor Leasing become more significant to overall operations of the Company.

On October 10, 2001, the Company purchased all of the assets of Hellevicks, a Norwegian corporation located in Stavanger, Norway, that performs commercial roofing construction work. The primary purpose of the acquisition was to fulfill growth projections in the commercial and industrial sector. The purchase price of $230,000 was paid with $50,000 cash at closing plus 200,000 shares of the Company's common stock which were issued from treasury shares received by the Company from the sale of its 51% interest in Unitron.

Divestitures

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had revenues of approximately $1,500,000 and $630,000, respectively, during the year ended December 31, 2000. These businesses constituted the Company's maintenance and service segment. The net effect of their operating revenues and expenses for the year ended December 31, 2000 are reported as discontinued operations on the Company's Consolidated Statements of Operations.

On October 1, 2001, the Company sold its 51% interest in Unitron to a former employee for 200,000 shares of the Company's common stock. The shares were subsequently used on October 10, 2001 to complete the Company's purchase of Hellevicks.

On January 1, 2002 the Company sold its interests in Vest Norge Doors A/S to two Company employees. The Company's interest was sold for $88,000 cash paid at closing and a loss was recognized.

BUSINESS OF COMPANY

The Company is a diversified construction and engineering company, which offers a full range of services to its customers. The Company derives its revenues primarily from customers in Norway and the North Sea, and to a lesser extent, from international customers. The Company holds all of the certifications available for a civil engineering company in the country of Norway. The Company's services are divided equally between off-shore oil and gas projects and on-shore commercial, industrial and government projects. In order to improve operating efficiencies and to provide more meaningful financial reporting, the Company has divided its business operations into three business segments:

         - Construction Services - This segment includes all operations, both off-shore and onshore, involved in the design, engineering and installation of technical systems, including
                  (a) heating, ventilation, air conditioning, and cooling ("HVAC"), (b) plumbing, (c) refrigeration/cooling and (d) electrical. For 2001, the Construction Services segment comprised approximately 77.5% of the Company's revenues.

         - Production - This segment includes all operations involved with the design and manufacture of the Company's products. The Company produces several products in its manufacturing facilities such as customized machinery, industrial doors, ice, refrigeration and cooling equipment, oil well caps and ventilation systems. The Company has designed an innovative ventilation system known as the "SIMDUCT" spiral duct product. For 2001, the Production Services segment comprised 20.7% of the Company's revenues.

         - Post-Tensioning - This segment includes the Company's international post-tensioning operations which represent a technical skill provided by a relatively few companies in the world. The Company is engaged in concrete post-tensioning construction for offshore oil and gas production platforms as well as buildings, bridges, tunnels, piers and other concrete construction projects. The Company has created a unique post-tensioning system known as the "SIMCON Post-Tensioning" system which distinguishes the Company from its competitors. During the year ended December 31, 2001, the Company ceased operations of its Post-Tensioning segment due to lack of new contracts. At this time, it can not be determined when operations in this segment will resume.

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

The Company post-tensioning services are known as the "SIMCON Post-Tensioning system". Concrete oil and gas production platforms, buildings, bridges, piers and tunnels require a construction reinforcing technique known as "post-tensioning." To solve the requirement, SIMEX A/S secured a license to produce spiral duct products with galvanized or stainless steel and redeveloped this system for post-tensioning concrete construction, including the oil and gas production platforms. Prior to pouring concrete into forms, cables are inserted through the ducts inside the concrete forms. After pouring, the cables are mechanically tightened considerably strengthening the concrete as it cures. During the year ended December 31, 2001, the Company ceased operations of its Post-Tensioning segment due to lack of new contracts. At this time it can not be determined when operations in this segment will resume.

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

         Research and Development Expenditures

The Company maintains an engineering and development department to conduct research activities relating to the improvement of existing products and the development of new products. The Company has incurred research and development expenses of approximately $75,000 and $120,000 for the years ended December 31, 2001 and 2000, respectively.

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

         Employees

As of December 31, 2001, the Company had approximately 246 employees, including 40 engineers, 6 technicians and 15 office personnel. Seventeen of the employees of SIMEX A/S are members of various labor unions, including the Lands Organisationen Union, Norway. SIMEX A/S is a also a member of an employer's labor union, the National Employers Organization. The Lands Organisationen Union and the National Employers Organization enter into a labor agreement every two years. The current labor agreement expires on June 1, 2002. The Company has experienced no work stoppages and rates its relationship with its employees as good.

ITEM 2.  Description of Property.

The Company's executive offices are located in Alpharetta, Georgia (metro Atlanta) consisting of approximately 1,300 square feet of leased space, the lease for which expires in November 2002. SIMEX A/S, located in Stavanger, Norway, began leasing a newly constructed production and office facility in Stavanger to accommodate the local operations employees of SIMEX A/S as well as the local operations employees of its recent acquisitions. This leased facility contains approximately 99,000 square feet and has a lease term of 20 years with a right of first refusal to purchase the facility at any time during the term of the lease or at its termination.

The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 31, 2001. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business.

   LOCATION          CITY                    GENERAL                   SQ         ANNUAL                LEASE
                                            CHARACTER                 FEET         RENT               EXPIRATION
  602 Abbey       Alpharetta,      Principal Executive Office          1,300     $ 12,720          October 31, 2002
    Court           Georgia

Lagerveien 30        Forus           Production Facility and          99,000     $774,000 (1)      December 31, 2019
                 (Stavanger),        European Administrative
                    Norway                   Office

  Minde Alle        Bergen,          Production Facility and           6,500     $ 45,000          December 31, 2003
                    Norway          Satellite Administrative
     N 32                                    Office


(1) Annual rent is subject to change based on increases or decreases in the Norwegian Consumer Price Index ("NCPI").

ITEM 3.  Legal Proceedings

As of the date of this report, the Company's Norwegian subsidiary is involved in a legal dispute concerning a construction contract. In October 2001, the Company filed a legal claim in Norway to recover approximately $1,600,000 related to change orders on a construction contract. The Company believes it will be successful in recovering the amount claimed and accordingly has accrued revenues equal to the costs incurred on the project but has not accrued any of the profit. From time to time, the Company becomes involved in other routine legal proceedings incidental to its business.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

During the quarter ended December 31, 2001, there were no matters submitted to a vote of security holders.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed for trading on the OTC Bulletin Board stock exchange under the symbol SMXT.OB.

The following is the range of high and low SALES PRICES for each quarter for the two (2) years ended December 31, 2001 and 2000:

                        YEAR ENDED                         YEAR ENDED
                    DECEMBER 31, 2001                 DECEMBER 31, 2000
   QUARTER        HIGH               LOW             HIGH             LOW
   First         $ 0.69              0.25            3.25            1.75
   Second          0.92              0.23            3.25            1.13
   Third           0.45              0.12            1.75            1.00
   Fourth          0.20              0.07            1.38            0.75

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

The approximate number of holders of the common stock of Company is 448 as of December 31, 2001.

The Company has not paid any dividends on its common shares in the past, and it is not expected to pay any dividends in the foreseeable future.

         Sales of Unregistered Securities

Other than the exchange of stock during the years ended December 31, 2001 and 2000, the Company has issued and sold or otherwise transferred the below listed unregistered securities. These issuances were deemed exempt from registration under the Securities Act in reliance on either (a) Section 4(2) of the Securities Act, as transactions not involving any public offering, or (b) Rule 701 promulgated under the Securities Act. No underwriters were involved in connection with the sales of securities referred to in this Part II Item 4.

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

         3. In July 2001, the Company issued 199,000 shares pursuant to a requirement to issue shares resulting from the 1998 reorganization of the Company. There were no proceeds to the Company, however, an expense of $15,000 was recorded.

         4. On July 2, 2001, the Company purchased all of the assets of Bryne Elektriske, a Norwegian corporation located in Stavanger, Norway that performs commercial and industrial construction work. The purchase price of $3,231,000 was paid with $317,000 in cash at closing, a note for $185,000, which matured and was paid on September 1, 2001 and 2,872,000 shares of the Company's common stock.

         5. On August 2, 2001, the Company purchased all of the assets of Vendor Leasing Financial Services, Inc., ("Vendor Leasing") a U.S. corporation located in Alpharetta, Georgia, that provides commercial equipment leasing and financing services. The purchase price of $600,000 included $100,000 cash paid at closing, 500,000 shares of the Company's common stock. The number of shares given to seller is subject to change based on the number of shares of the Company's common stock required to provide the seller with $500,000 of the Company's stock 18 months after the closing date of the acquisition. As of March 26, 2002 the closing price of the Company's common stock was $0.11 per share. Pursuant to the agreement with Vendor Leasing, if the closing price of the Company's common stock is $0.11 as of a date 18 months after the August 2, 2001 acquisition date, then the Company could have to issue approximately 4,045,000 additional shares of common stock to provide the seller with the required $500,000 of consideration. However, the Company may, at its option choose to make up any loss of value in cash, rather than shares of its common stock, to achieve the required $500,000 of consideration.

         6. On October 10, 2001, the Company purchased all of the assets of Hellevicks, a Norwegian corporation located in Stawanger, Norway, that performs commercial roofing construction work. The primary purpose of the acquisition was to fulfill growth projections in the commercial and industrial sector. The purchase price of $230,000 was paid with $50,000 cash at closing plus 200,000 shares of the Company -- common stock which were issued from treasury shares received by the Company from the sale of its 51% interest in UniTran.

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

The Company is the successor by way of reorganization to a predecessor public shell company. Since the reorganization in April 1998, the Company, through its wholly owned subsidiary, SIMEX A/S, has acquired six companies. All of the Company's acquisitions have been accounted for using the purchase method. Therefore, the historical financial data includes the results of operations of companies acquired from their respective acquisition dates. The Company operated with a profit for the year ending December 31, 1998, but incurred losses for the years ending December 31, 1999, 2000 and 2001. The loss incurred in the year ended December 31, 1999, was a result of the cost incurred for administration charges, assimilation of acquisitions, upgrades and replacements of its computer systems and software in connection with its Year 2000 remedial efforts, fees related to the filing of its registration statement and write-down of its investment in a Venezuelan coal and mineral mining operation. The loss incurred in the year ended December 31, 2000, was a result of the postponement of several large construction projects and the Company's inability to reduce overhead costs to meet the declining revenues.

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

In addition, the Company has budgeted approximately $20,000 per month in 2002 for expenses incurred by the United States holding company. This budgeted amount includes overhead costs and direct operating costs as well as accrued accounting costs associated with the audit of the Company's financial statements and anticipated legal expenses. The Company's future success will depend largely on its ability to secure contracts with general contractors for the construction of new projects that require its products and services and its ability to market its products to its existing customer base and to new customers. Future success will also depend on its ability to attract, train and retain highly-skilled engineers as well as technical, consulting and sales personnel. Competition for such personnel is intense, and there is a shortage of personnel having the requisite skills to meet the qualifications for the job descriptions.

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

In November 1999, the Company's Board of Directors approved a stock option plan, which reserves for issuance 1,923,600 shares of the Company's common stock for its employees, directors and consultants. The Company did not grant any options under this plan in 1999. In 2000, the Company granted 192,000 options under this plan to various Norwegian employees, including 20,000 options granted to the Company's then CEO, Elmer Lunde. There were no options granted during 2001. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. The amount of these compensation expenses is unknown.

                      Results of Operations (in thousands)
                       Fiscal 2001 Compared to Fiscal 2000
                           CONSOLIDATED STATEMENT OF
                         OPERATIONS DATA (IN THOUSANDS)


                                                            YEARS ENDED DECEMBER 31,                PERCENTAGE OF REVENUES
                                                            2001               2000                 2001              2000
                                                            ----               ----                 ----              ----

Revenues                                                  $ 25,495           $ 18,873              100.0%            100.0%
Cost of revenues                                            18,796             16,168               73.7              85.7
                                                          --------           --------              -----             -----
    Gross profit                                             6,699              2,705               26.3              14.3
Selling, general and administrative expenses                 7,300              6,113               28.6              32.4
                                                          --------           --------              -----             -----

    Operating loss                                            (601)            (3,408)              (2.3)            (18.1)
                                                          --------           --------              -----             -----
Other (income) expense:
    Interest income                                           (433)               (77)              (1.7)             (0.4)
     Interest expense                                          443                569                1.7               3.0
     Other                                                      (2)                --                (--)             (1.5)
                                                          --------           --------              -----             -----
     Total other expense                                         8                213                 --               1.1
                                                          --------           --------              -----             -----
Loss from continuing operations before
income taxes                                                  (609)            (3,621)              (2.3)            (19.2)
Income tax (benefit) expense                                   418               (939)               1.7              (5.0)
                                                          --------           --------              -----             -----
Loss from continuing operations                             (1,027)            (2,682)              (4.0)            (14.2)
Income from discontinued operations, net of
income taxes                                                    --                110                 --               0.6
Gain on disposal of segment, net of income taxes
                                                                --                 38                 --               0.2
                                                          --------           --------              -----             -----
     Net loss                                             $ (1,027)          $ (2,534)              (4.0)%           (13.4)%
                                                          ========           ========              =====             =====

Revenues

Revenues increased $6,622 or 35.1% to $25,495 for the year ended December 31, 2001 from $18,873 for the year ended December 31, 2000. The primary component of this increase was due to the start of several large construction projects.

Cost of Revenues

Cost of revenues increased $2,628 or 16.3% to $18,796 for the year ended December 31, 2001 from $16,168 for the year ended December 31, 2000. As a percentage of revenues, cost of revenues decreased from 85.7% for the year ended December 31, 2000 to 73.7% for the year ended December 31, 2001. The increase in dollar amounts was primarily attributable to the increased revenues. The decrease in percentage is primarily due to the Company's increased revenues and relatively fixed overhead.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,187 or 19.4%, to $7,300 for the year ended December 31, 2001 from $6,113 for the year ended December 31, 2000. As a percentage of revenues, selling, general and administrative expenses decreased from 32.4% for the year ended December 31, 2000 to 28.6% for the year ended December 31, 2001. The decrease in percentage terms was primarily attributable to the Company's increased revenues and relatively fixed overhead.

Other (Income) Expense

Other expense decreased by $205 to $8 for the year ended December 31, 2001, compared to $213 for the year ended December 31, 2000. The decrease was attributable to an increase in interest income of $356 which includes gains of approximately $301 on foreign exchange transactions, coupled with a decrease of $126 in interest expense.

Income from Discontinued Operations

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had combined revenues of approximately $2,130, during the year ended December 31, 2000. These operations constituted the Company's maintenance and service segment. The net after income tax effect of their operations resulted in income from discontinued operations of $110 for the year ended December 31, 2000.

Net Loss

Net loss decreased by $1,507 to $1,027 for the year ended December 31, 2001 from $2,534 for the year ended December 31, 2000. This decreased loss was attributable to; an increase in gross profit of $3,994 due to increased revenues, reduced by an increase of $1,187 in selling, general and administrative expense and favorably offset by decreased other expense of $205.

Financial Condition, Liquidity and Capital Resources (in thousands)

Operating Activities

Historically, the Company has financed its operations primarily with cash flows from operations and proceeds from its available credit lines. Cash flows used in operating activities for the year ended December 31, 2001 aggregated $(1,101) compared to cash used in operating activities for the year ended December 31, 2000 of $(2,820). The unfavorable impact on operating cash flows for the year ended December 31, 2001 was primarily due to a $(3,205) increase in costs incurred on uncompleted contracts and a net loss of $(1,027). This unfavorable impact on operating cash flows for the year ended December 31, 2001 was offset by an increase in accounts payable of $970, depreciation and amortization of $817, an increase in accrued salaries and wages of $432 and an increase in other current liabilities of $415. The unfavorable impact on operating cash flows for the year ended December 31, 2000 was primarily due to the $(2,534) net loss, a $(1,057) reduction in accounts payable and a $(1,062) decrease in deferred tax assets. The unfavorable impact on operating cash flows for the year ended December 31, 2000 was offset by an increase in other liabilities of $861, a decrease in accounts receivable of $828 and depreciation and amortization of $786.

Investing Activities

Cash provided by (used in) investing activities for the years ended December 31, 2001 and 2000 aggregated $478 and $(774), respectively. The cash provided for the year ended December 31, 2001 was primarily from the collection of $1,973 proceeds from the refinancing of the lease on the Company's Norwegian headquarters, offset by $(938) for the acquisition of machinery and equipment and $(684) related to the acquisition of businesses. The cash used for the year ended December 31, 2000 was primarily from the $(1,054) used for the acquisition of machinery and equipment and $(375) used to acquire operating assets, offset by proceeds from the sale of a business segment of $640.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2001 were $585. During the year ended December 31, 2001, cash was provided by an increase in short and long term borrowings of $1,696, offset by payments of $(1,111) on long-term debt. Cash flows provided by financing activities for the year ended December 31, 2000 were $2,199. During the year ended December 31, 2000, cash was provided by an increase in short and long term borrowings of $4,993, offset by payments of $(2,794) on long-term debt and The effect of exchange rate changes on cash and cash equivalents for the year ending December 31, 2001 was an increase of $31 and for the year ending December 31, 2000 was an increase of $1,121.

Capital Expenditures and Revolving Line of Credit

For the year ended December 31, 2001, the Company had outstanding equipment operating lease commitments of approximately $54 compared to $893 for the year ended December 31, 2000. For the years ended December 31, 2001 and 2000, the Company had real property operating lease commitments of $14,069 and $14,843, respectively, primarily related to the lease on the Company's Norwegian headquarters as discussed in detail below.

SIMEX A/S entered into a 20 year lease commencing on December 1, 1999 with Tjelta Eiendom ("Tjelta") for the lease of a new headquarters facility in Stavanger, Norway. SIMEX A/S provided construction services to Tjelta in the construction of the facility and was compensated approximately $1,500 for these services. Under the terms of the lease, SIMEX AS made a $1,066 lease deposit which was to be held by Tjelta until the end of the lease and repaid to include increases based on the Norwegian Consumer Price Index ("NCPI"). As consideration for the lease deposit, the parties negotiated variable rental payments under the lease which were based upon the imputed interest for the lessor on the lease deposit. These rental payments were approximately $750 for the first year of the lease and $455 for the last year of the lease. The lease included Tjelta purchasing SIMEX A/S's existing headquarters facility in Stavanger, Norway. Proceeds from the sale of the real property were sufficient to retire all of the debt on the real and personal property and leave approximately $500 to be used for working capital needs. In December 2000, the Company renegotiated it lease and obtained the release of the $1,066 lease deposit. The renegotiation resulted in a gain to the Company of approximately $847, which will be amortized over the remaining life of the lease, which expires in 2019. The renegotiation also result in a change in the variable lease payments which will be $774 for the year ended December 31, 2002 and, based on an assumed annual increase of 3% in the NCPI, an estimated $1,318 for the year ended December 31, 2019.

The Company's note payable - bank for its Norwegian operations is secured by certain accounts receivable and equipment of the Company. The Company had drawn $2,871 under this facility as of December 31, 2001. The borrowing limit under the line of credit is $4,494, making borrowing availability $1,623 as of December 31, 2001. The note bears interest at NIBOR (Norwegian) plus .60% (6.97% at December 31, 2001) and is payable upon demand.

In 2001, the Company obtained a $200 line of credit from a U.S. bank. The U.S. bank line was used primarily to fund the purchase of Vendor Leasing and provide working capital to fund U.S. operations. The note bears interest at the prime interest rate plus 1.00% (5.75% at December 31, 2001) The term of the line of credit expires September 20, 2002. As of December 31, 2001, there was no availability under the U.S. bank line.

In 2001, the Company received approximately $1,973, which represented a combination of the return of a lease deposit on the Company's Stavanger office plus proceeds from the renegotiation of the lease on the same facility.

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

Impact of Accounting Standards Issued But Not Yet Adopted

Goodwill. As of December 31, 2001, the Company had unamortized goodwill of $6.1 million related to continuing operations.

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under the new guidance, the Company will be required to perform a transitional assessment of whether goodwill existing as of January 1, 2002, is impaired. To accomplish this transitional impairment analysis, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has until June 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the impaired fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to purchase price allocation in accordance with SFAS No. 141, "Business Combinations", to its carrying amount, both of which would be measured as of January 1, 2002, the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations, thereby reducing earnings.

The identification of reporting units, the determination of carrying value of each reporting unit and the determination of fair value for each reporting unit requires a significant amount of judgement on the part of management. To the extent that management misapplies the judgement surrounding any of the critical factors during the implementation and maintenance of the requirement set forth under SFAS No. 142, the Company's financial results could be materially and adversely effected.

ITEM 7.  Financial Statements

See "Financial Statements and Notes to Financial Statements" set forth on page 32 through 53 of this Annual Report on Form 10-KSB.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with independent auditors nor any changes in the Company's independent auditors.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers, directors and certain key employees, their ages as of December 31, 2001 and their position(s) with SIMEX are as follows:

MR. ELMER LUNDE            46       Director since April 28, 1998 and Treasurer
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

MR. KJELL JAGELID          58       Director and President since December 2000.
                                    Mr. Jagelid has over 20 years experience in manufacturing and construction. Mr. Jagelid invented equipment and processes currently used in the Company's post-tensioning construction segment and holds approximately fifteen patents in the manufacturing and construction industries. Mr. Jagelid has been employed by the Company on various occasions since the 1980's. Mr. Jagelid graduated from PHF, Goteborg, Sweden with a Bachelor's Degree in Finance and obtained a Master's Degree in Civil and Mechanical
                                    Engineering from GTL, Sweden. Mr. Jagelid is fluent in Swedish, English and the Scandinavian languages and is conversational in German.

MR. C. MICKLE MOYE         65       Director since May 1999. Chairman of the
                                    Board since November 5, 2001. Mr. Moye has served as the President and Chief Executive
                                    Officer of three bank and trust companies over the past 15 years. In December 1998, Mr. Moye retired as President and CEO of Security State Bank, Canton, Georgia after
                                    10 years of employment. Mr. Moye holds a B.S. degree in Industrial Management from the Georgia Institute of Technology and has pursued post-graduate studies at the Harvard
                                    Business School.

         BOARD COMPOSITION

Each member of the Board of Directors is elected by the shareholders. Each director serves for a one (1) year term.

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


         EMPLOYEE CONTRACTS

The Company has executed an employment agreements with Kjell Jagelid its Chief Executive Officer and President.

         LOCK-UP AGREEMENTS

As of April 20, 1998, the Company and the Chairman of the Board of Directors, Mr. Elmer Lunde, the President of SIMEX A/S, Mr. Knut Rosvold, and Mr. Oystein Frafjord, Director of SIMEX A/S agreed to enter into lock-up agreements expiring April 20, 2001 in order to limit the number of shares that may be sold during any twelve (12) month period to 5% of 80% of the number of shares owned, leaving 20% of the shares owned on which sales are not restricted, other than by the restrictions set forth under Rule 144A of the Securities and Exchange Act of 1933. Other than approximately 111,000 shares tendered to the Company in June of 2000 in repayment of $242,000 of obligations due the Company by certain officers, no shares have been disposed of by any shareholder/officer since the date of the reorganization. In addition, the Company entered into a lock-up agreement with Weld Tech A/S that allows Weld Tech A/S to sell 90,000 shares of common stock immediately, 180,000 shares of common stock after June 30, 1999 and 180,000 shares of common stock after January 1, 2000. As of March 8, 2001, none of the shares owned by Weld Tech have been sold. The holders of these shares must also comply with the restrictions set forth under Rule 144 of the Securities and Exchange Act of 1933 prior to reselling these shares.

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

ITEM 10.  Executive Compensation

Other than the Company's Treasurer, Elmer Lunde, no executive officer, director or other individual received compensation of more than $100,000 for the prior fiscal year.

 COMPENSATION TABLES
The compensation paid in 2001 and 2000 to the Chief Executive Officer of the Company and to the President of the Company is set forth in the table below.

                           SUMMARY COMPENSATION TABLE
                                   THE COMPANY

                                  ANNUAL                                    LONG-TERM COMPENSATION
                              COMPENSATION
                                                                             AWARDS            PAYOUTS
                                                                                                              ALL
   NAME AND                                        OTHER ANNUAL    RESTRICTED    OPTIONS/        LTIP         OTHER
   PRINCIPAL                  SALARY        BONUS  COMPENSATION      STOCK         SARs         PAYOUT     COMPENSATION
   POSITION        YEAR         ($)          ($)        ($)          AWARDS         (#)           ($)          ($)
Kjell Jagelid     2001             0          0          0             0               0           0          10,500
President (1)     2000             0          0          0             0               0           0           7,250
                  1999             0          0          0             0               0           0          60,000


Arnold  Johns     2001             0          0          0             0               0           0               0
President (1)     2000        72,500          0          0             0               0           0               0
                  1999        30,000          0          0             0               0           0               0


Elmer Lunde       2001       157,430          0          0             0               0           0               0
Treasurer         2000       199,000          0          0             0          20,000           0               0
                  1999        95,000          0          0             0               0           0               0

(1) Mr. Johns resigned his position as President and a Director in July of 2000. Mr. Johns 2000 compensation represents approximately seven (7) months, while his 1999 compensation represents approximately three (3) months. Mr. Johns was replaced as President and a Director in December 2000 by Mr. Kjell Jagelid, who received no compensation during the year ended December 31, 2000. During the approximate four (4) month period between Mr. John's resignation and Mr. Jagelid's appointment, Mr. Elmer Lunde served as the Company's President.

There were 192,000 stock option granted to Norwegian employees of the Company during the year ended December 31, 2000, including 20,000 options granted to the Company's then CEO, Elmer Lunde. The Company has no stock appreciation rights ("SARs") outstanding.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2001 certain information regarding beneficial ownership of common stock by:

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

                                                             COMMON
                                                   STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)        NO. OF SHARES         % OF CLASS

MR. ELMER LUNDE (2)                                434,779              2.60%
Roaldsoyveien 44
N-4085 Hundvag
Norway

Mr. KJELL JAGELID (3)                            5,117,500             30.89%
140 South Falcon Bluff
Alpharetta, Georgia 30022


ALL DIRECTORS AND EXECUTIVE OFFICERS AS
A GROUP (4 Persons)                              5,552,279             33.52%

----------------------
(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial" owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. A person is deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

(2) Includes 20,000 shares beneficially owned due to stock options granted during the year ended December 31, 2000.

(3) Includes 4,750,000 shares beneficially owned through the Montain Sebring Generale Corporation (see Item 12 "Sale of Shares" in this report).

ITEM 12. Certain Relationships and Related Transactions

Loans to Shareholders

The Company had loaned monies to Elmer Lunde, Kjell Jagelid, Knut Rosvold and Oystein Frafjord. The purpose of these loans was to pay personal income tax (Norwegian) on the value of the stock received in the reorganization. During the year ended December 31, 2000, the monies loaned to Elmer Lunde, Knut Rosvold and Oystein Frafjord were repaid by these individuals through the exchange of approximately 111,000 shares of their holdings of the Company's common stock for repayment of loan value of approximately $242,000. The loan of $70,000, plus accrued interest, to Kjell Jagelid was repaid in full by the Company's purchase of certain equipment from Mr. Jagelid with the loan being forgiven as part of the Company's consideration for the purchase.

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

Consultants

During June 1999, SIMEX A/S engaged Mr. Kjell Jagelid for $10,000 a month for his services as a consultant for the Company through June 30, 1999. In December 2000, Mr. Jagelid was re-appointed as President and a Director of the Company.

On October 1, 2001, the Company sold its 51% interest in Unitron to a former employee for 200,000 shares of the Company's common stock. The shares were subsequently used on October 10, 2001 to complete the Company's purchase of Hellevicks.

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

The beneficiaries of Montain Sebring Generale are Kjell Jagelid (the Company's President and a Director) and certain members of Elmer Lunde's (the Company's Treasurer and a Director) family.

The Note is also secured by certain tangible assets and a Guaranty executed by Kjell Jagelid. All of the shares of stock are pledged pursuant to a Security Agreement to secure the repayment of the Note.

Sale of Vest Norge


On January 1, 2002 the Company sold its interests in Vest Norge Doors A/S to two Company employees. The Company's interest was sold for $88,000 cash paid at closing and a loss was recognized.

ITEM 13.  Exhibits and Reports on Form 8-K.

(a)      Exhibits:   The following exhibits are filed as part of this report

         (21)     21.1     List of the Company's subsidiaries
                  (previously filed).

         (99) Certification of Translated Foreign Language Documents (previously filed).

          -------------------
         (b) No reports on Form 8-K were filed during the quarter ended December 31, 2001

                  INDEX TO FINANCIAL STATEMENTS FOR THE COMPANY


                            SIMEX TECHNOLOGIES, INC.
                                AND SUBSIDIARIES



Independent auditors' report                                                                  31

Consolidated balance sheet as of December 31, 2001                                            32

Consolidated statements of operations for the years ended December 31, 2001 and 2000          34

Consolidated statements of shareholders' equity for the years ended December 31,
2001 and 2000                                                                                 35

Consolidated statements of cash flows for the years ended December 31, 2001 and 2000          36

Notes to consolidated financial statements                                                    38

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
SIMEX Technologies, Inc.:

         We have audited the accompanying consolidated balance sheet of SIMEX Technologies, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMEX Technologies, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                          KPMG LLP



Atlanta, Georgia
April 5, 2002

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 (In thousands)


                                                                DECEMBER 31,
ASSETS                                                             2001
                                                                  -------
Current assets:
   Cash and cash equivalents                                      $     3
   Trade accounts receivable, less allowance for
      doubtful accounts of $22                                      3,701
   Inventories                                                      1,104
   Costs in excess of billings and estimated earnings on
       uncompleted contracts (note 3)                               3,165
   Prepaid expenses and other current assets                          381
                                                                  -------
           Total current assets                                     8,354


Machinery and equipment, net (note 6)                               3,162
Goodwill, less accumulated amortization of $577                     6,050
Other assets                                                          104
                                                                  -------
           Total assets                                           $17,670
                                                                  =======

         See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet

                      (In thousands, except per share data)



                                                                   DECEMBER 31,
LIABILITIES AND SHAREHOLDERS' EQUITY                                   2001
                                                                   ------------

Current liabilities:
   Notes payable - banks (note 7)                                    $  3,071
   Notes payable to officers and employees                                130
   Current portion of long-term debt (note 8)                             297
   Accounts payable                                                     3,015
   Accrued salaries and wages                                           1,060
   Accrued taxes other  than income                                     1,509
   Other current liabilities                                              196
                                                                     --------
      Total current liabilities                                         9,278
Long-term debt, less current portion (note 8)                           4,058
Other liabilities                                                         930
                                                                     --------
      Total liabilities                                                14,266
                                                                     --------
Shareholders' equity:
   Common stock, $.001 par value. Authorized 50,000 shares;
      16,565 shares issued and outstanding (note 10)                       17
   Additional paid-in capital                                           9,720
   Accumulated deficit                                                 (4,893)
   Treasury stock, 10 shares at cost                                      (30)
  Accumulated other comprehensive loss - foreign currency
      translation adjustment                                           (1,251)
   Deferred compensation                                                 (159)
                                                                     --------
             Total shareholders' equity                                 3,404
                                                                     --------
Commitments and contingencies (notes 7, 8, 12,13, and 17)
      Total liabilities and shareholders' equity                     $ 17,670
                                                                     ========


See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                      (In thousands, except per share data)


                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                  2001               2000
                                                                --------           --------
Revenues                                                        $ 25,495           $ 18,873
Cost of revenues                                                  18,796             16,168
                                                                --------           --------
    Gross profit                                                   6,699              2,705
Selling, general, and administrative expenses (note 5)             7,300              6,113
                                                                --------           --------

    Operating loss                                                  (601)            (3,408)
                                                                --------           --------
Other (income) expense:
    Interest income (note 4)                                        (433)               (77)
    Interest expense                                                 443                569
    Other                                                             (2)              (279)
                                                                --------           --------
        Total other expense                                            8                213
                                                                --------           --------
    Loss from continuing operations before
    income taxes                                                    (609)            (3,621)
Income tax (benefit) expense (note 9)                                418               (939)
                                                                --------           --------
    Loss from continuing operations                               (1,027)            (2,682)
Discontinued operations (note 2):
 Earnings from discontinued operations, net
 of income taxes $43 in 2000,                                         --                110
 Gain on disposal of segment, net of income
 taxes of $14 in 2000                                                 --                 38
                                                                --------           --------
    Net loss                                                    $ (1,027)          $ (2,534)
                                                                ========           ========
Loss per share (note 11):
    Basic:
      Loss from continuing operations                           $   (.07)          $   (.21)
      Discontinued operations                                         --                .01
                                                                --------           --------
        Net loss                                                $   (.07)          $   (.20)
                                                                ========           ========
    Diluted:
      Loss from continuing operations                           $   (.07)          $   (.21)
      Discontinued operations                                         --                .01
                                                                --------           --------
        Net loss                                                $   (.07)          $   (.20)
                                                                ========           ========


         See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                     Years ended December 31, 2001 and 2000
                                 (In thousands)


                                                                                           ACCUMULATED
                                                                                             OTHER
                                                                                          COMPREHENSIVE
                                                                                              LOSS -
                                       COMMON STOCK                                          FOREIGN
                                      -------------    ADDITIONAL                            CURRENCY                      TOTAL
                                                        PAID-IN   ACCUMULATED   TREASURY   TRANSLATION     DEFERRED    SHAREHOLDERS'
                                      SHARES  AMOUNT    CAPITAL     DEFICIT       STOCK     ADJUSTMENT   COMPENSATION     EQUITY
                                      ------  ------   ---------  -----------   --------   -----------   ------------  -------------

Balances at December 31, 1999         12,814    $13     $6,465      $(1,332)      $ (30)     $  (784)        $  --        $ 4,332

Issuance of common stock (note 10)       180      1         14           --          --           --            --             15
Treasury stock transaction                --     --         --           --        (242)          --            --           (242)
Purchase of equipment with
  treasury shares                         --     --         --           --         242           --            --            242

Comprehensive loss:
  Net loss                                --     --         --       (2,534)         --           --            --         (2,534)
  Foreign currency translation
   adjustments                            --     --         --           --          --         (348)           --           (348)
                                                                                                                          -------
      Total comprehensive loss                                                                                             (2,882)
                                      ------    ---     ------      -------       -----      -------         -----        -------
Balances at December 31, 2000         12,994     14      6,479       (3,866)        (30)      (1,132)           --          1,465

Issuance of common stock (note 10)       199     --         15           --                                                    15

Purchase of businesses                 3,372      3      2,907           --          --           --            --          2,910
Deferred compensation in
  acquisition                             --     --        319           --          --           --          (319)            --
Deferred compensation amortized           --     --         --           --          --           --           160            160
Comprehensive loss:
  Net loss                                --     --         --       (1,027)         --           --            --         (1,027)
  Foreign currency translation
    adjustments                           --     --         --           --          --         (119)           --           (119)
                                                                                                                          -------

       Total comprehensive loss                                                                                            (1,146)
                                      ------    ---     ------      -------       -----      -------         -----        -------
Balances at December 31, 2001         16,565    $17     $9,720      $(4,893)      $ (30)     $(1,251)        $(159)       $ 3,404
                                     =======    ===     ======      =======       =====      =======         =====        =======


         See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                                             YEARS ENDED
                                                                             DECEMBER 31,
                                                                          2001           2000
                                                                        -------        -------
Cash flows from operating activities:
   Net loss                                                             $(1,027)       $(2,534)
   Adjustments to reconcile net loss to net cash
 used in operating activities:
    Depreciation and amortization                                           817            786
    Deferred compensation                                                   160             --
    Deferred income taxes                                                   418         (1,062)
    Loss on sale of machinery and equipment                                 106             --
     Other                                                                   --             51
    Changes in operating assets and liabilities net of effects of acquisitions:
       Accounts receivable                                                  144            828
       Inventories and uncompleted contracts                               (130)            93
       Costs in excess of earnings on uncompleted contracts              (3,205)            --
       Prepaid expenses and other current assets                           (211)          (826)
       Other assets                                                          10             --
       Accounts payable                                                     970         (1,057)
       Accrued salaries and wages                                           432            107
       Accrued taxes other than income                                       --            (67)
       Other current liabilities                                            415            861
                                                                        -------        -------
        Net cash used in operating activities                            (1,101)        (2,820)
                                                                        -------        -------
Cash flows from investing activities:
  Acquisitions of machinery and equipment                                  (938)        (1,054)
  Proceeds from sale of machinery and equipment                             127             15
  Investment - operating assets acquired                                     --           (375)
  Proceeds from sale of segment                                              --            640
   Proceeds from lease                                                    1,973             --
  Acquisition of businesses                                                (684)            --
                                                                        -------        -------
        Net cash provided by (used in) investing activities                 478           (774)
                                                                        -------        -------


Cash flows from financing activities:
  Proceeds from note payable - banks, net                                   614            624
  Proceeds from long-term debt                                            1,082          4,369
  Payments on long-term debt                                             (1,111)        (2,794)
                                                                        -------        -------

        Net cash provided by financing activities                           585          2,199
                                                                        -------        -------

Effect of exchange rate changes in cash and cash equivalents                 31          1,121
                                                                        -------        -------

        Net change in cash and cash equivalents                              (7)          (274)

Cash and cash equivalents at beginning of year                               10            284
                                                                        -------        -------

Cash and cash equivalents at end of year                                $     3        $    10
                                                                        =======        =======

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (In thousands)


                                                               YEARS ENDED
                                                              December 31,
                                                         --------------------
                                                           2001         2000
                                                         -------        -----
Supplemental disclosure of cash flows information:
  Cash paid during the
  years for:
    Interest                                             $   471        $ 532
                                                         =======        =====

    Income taxes                                         $    --        $ 211
                                                         =======        =====

Supplemental disclosure of noncash investing and financing activities:

    Treasury stock transaction                           $    --        $(242)
                                                         =======        =====

In July 2001, the Company acquired the assets of
  Bryne Elektriske (note 12):
    Fair value of tangible assets acquired               $   164        $  --
    Goodwill                                               2,751           --
    Deferred compensation                                    319           --
    Liabilities assumed                                     (188)          --
    Common stock and options issued                       (2,729)          --
                                                         -------        -----

          Cash paid                                      $   317        $  --
                                                         =======        =====
In August 2001, the Company acquired the assets of
  Vendor Leasing (note 12):
    Fair value of  tangible assets acquired              $   118        $  --
    Goodwill                                                 628           --
    Liabilities assumed                                     (146)          --
    Common stock and options issued                         (500)          --
                                                         -------        -----

          Cash paid                                      $   100        $  --
                                                         =======        =====


         See accompanying notes to consolidated financial statements.

                    SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

                      (In thousands, except per share data)

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         (A)      DESCRIPTION OF BUSINESS

                  SIMEX Technologies, Inc. and subsidiaries (collectively, the "Company") principally operates through its wholly owned subsidiary, Simex AS, located in Norway. The Company is engaged in construction and services, including design, engineering, fabrication, production and installation for both off-shore for the oil and gas industry, and on-shore in commercial, industrial, and government projects. In addition, the Company is engaged in concrete post tensioning construction for off-shore oil and gas drilling platforms. The Company has derived its revenues primarily from customers in Norway (see note 16).

         (B)      PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the financial statements of SIMEX Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         (C)      CASH EQUIVALENTS

                  Cash equivalents of $3 at December 31, 2001 consist of money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         (D)      INVENTORIES

                  Inventories are stated at the lower of cost or market and consist principally of raw materials. Cost is determined using the first-in, first-out method.

         (E)      MACHINERY AND EQUIPMENT

                  Machinery and equipment are stated at cost. Depreciation on machinery and equipment is calculated on the straight-line method over the estimated useful lives of the assets ranging from five to ten years.

         (F)      GOODWILL

                  Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. However, the Company has not amortized goodwill subsequent to June 30, 2001. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

                  The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

                  In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, which will be adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. At December 31, 2001, the Company reported approximately $6 million of unamortized goodwill that will be subject to the transition provisions of SFAS No. 142. The Company has not yet determined the effect of adopting SFAS No. 142. However, the Company expects that substantially all of the goodwill recognized as of December 31, 2001 is likely to meet the criteria for having indefinite useful lives, and therefore will not be subject to further amortization.

          (G) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

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

         (H)      REVENUE AND COST RECOGNITION

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

                  The asset "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed. The liability, if any, "Billings in excess of costs and estimated earnings on uncompleted contracts," represents billings in excess of revenues recognized.

         (I)      INCOME TAXES

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

         (J)      RESEARCH AND DEVELOPMENT, AND ADVERTISING

                  Research and development, and advertising costs are expensed as incurred. Research and development costs amounted to $75 and $120 in 2001 and 2000, respectively. Advertising costs amounted to $110 and $73 in 2001 and 2000, respectively.

         (K)      PENSION PLAN

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

         (L)      COMPREHENSIVE INCOME

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

         (M)      FOREIGN CURRENCY TRANSLATION ADJUSTMENT

                  The Company applies Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation (FAS 52) for its subsidiaries outside the United States. Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Revenues, costs, and expenses are translated at the weighted average exchange rate for the period. Translation adjustments are recorded as a separate component of other comprehensive income.

         (N)      EARNINGS PER SHARE

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

         (O)      USE OF ESTIMATES

                  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

         (P)      RECLASSIFICATIONS

                  Certain 2000 amounts have been reclassified for comparability with 2001 amounts.

(2)      DISCONTINUED OPERATIONS

         During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries. Telefrost A/S and Gjenvinning Midt Norge A/S had revenues of approximately $2,130 during the year ended December 31, 2000. These operations constituted the Company's maintenance and service segment. The net after tax earnings of these operations for the year ended December 31, 2000 was $110 and is reported as earnings from discontinued operations on the Company's Consolidated Statements of Operations. The Company reported a gain on disposal, net of income taxes, of $38 in 2000.

(3)      BILLINGS IN EXCESS OF COST AND ESTIMATED EARNINGS ON UNCOMPLETED
         CONTRACTS

         Billings in excess of cost and estimated earnings on uncompleted contracts consists of the following at December 31, 2001:

         Cost incurred on uncompleted contracts                   $14,592
         Estimated earnings                                           893
                                                                  -------
                                                                   15,485
         Less billings to date                                     12,320
                                                                  -------

                                                                  $ 3,165
                                                                  =======

         Costs and estimated earnings in excess of billings
             on uncompleted contracts                             $ 3,165
         Billings in excess of costs and estimated earnings
             on uncompleted contracts                                  --
                                                                  -------

                                                                  $ 3,165
                                                                  =======

(4)      RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2000, certain officers of the Company repaid approximately $242 of notes receivable and accrued interest. The repayment was accomplished by their tender of approximately 111 shares of the Company's common stock to treasury and repaid all outstanding notes receivable and accumulated interest in full. The fair market value of the shares tendered exceeded the notes receivable by $35 and is to be repaid to the respective officers.

         The Company had loaned monies to Elmer Lunde, Kjell Jagelid, Knut Rosvold and Oystein Frafjord. The purpose of these loans was to pay personal income tax (Norwegian) related to the value of the stock received in the reorganization. During the year ended December 31, 2000, the monies loaned to Elmer Lunde, Knut Rosvold and Oystein Frafjord were repaid by these individuals through the exchange of approximately 111,000 shares of their holdings of the Company's common stock for repayment of loan value of approximately $242. The loan of $70, plus accrued interest, to Kjell Jagelid was repaid in full by the Company's purchase of certain equipment from Mr. Jagelid with the loan being forgiven as part of the Company's consideration for the purchase.

         On October 1, 2001, the Company sold its 51% interest in Unitron to a former employee for 200,000 shares of the Company's common stock. The shares were subsequently used on October 10, 2001 to complete the Company's purchase of Hellevicks.

         On January 1, 2002 the Company sold its interests in Vest Norge Doors A/S to two Company employees. The Company's interest was sold for $88,000 cash paid at closing and a loss was recognized.

 (5)     INVESTMENTS IN AFFILIATED COMPANIES

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

         On October 1, 2001, the Company sold its 51% interest in Unitron to a former employee for 200,000 shares of the Company's common stock. The shares were subsequently used on October 10, 2001 to complete the Company's purchase of Hellevicks.

(6)      MACHINERY AND EQUIPMENT

         Machinery and equipment consists of the following at December 31, 2001:

         Software                                $  268
         Machinery and equipment                  5,826
                                                 ------
                                                  6,094
         Less accumulated depreciation and
           amortization                           2,932
                                                 ------
             Net property and equipment          $3,162
                                                 ======

         The estimated depreciable lives for the machinery and equipment is five years. The Company leases its land and building under an operating lease (see note 13).

(7)      NOTES PAYABLE - BANKS

         The Company's note payable - bank for its Norwegian operations is secured by certain accounts receivable and equipment of the Company. The Company had drawn $2,871 under this facility as of December 31, 2001. The borrowing limit under the line of credit is $4,494, making borrowing availability $1,623 as of December 31, 2001. The note bears interest at NIBOR (Norwegian) plus .60% (6.97% at December 31, 2001) and is payable upon demand.

         In 2001, the Company obtained a $200 line of credit from a U.S. bank. The U.S. bank line was used primarily to fund the purchase of Vendor Leasing Financial Services, Inc. and provide working capital to fund U.S. operations. The note bears interest at the prime interest rate plus 1.00% (5.75% at December 31, 2001) The term of the line of credit expires September 20, 2002. As of December 31, 2001, there was no availability under the U.S. bank line.

(8)      LONG-TERM DEBT

         Long-term debt consists of the following at December 31, 2001:

             Note payable, NIBOR (Norwegian) plus .6% (6.97% at December
                  31, 2001), payable in quarterly principal payments of $74
                  through 2017 with interest due quarterly. Note payable is
                  secured with accounts receivable and inventory              $ 1,267
             Note payable in Japanese YEN with no fixed
                  principal payment and interest paid quarterly
                  at 1.2% annual rate a 20 year note which expires
                  in 2021                                                       3,088
                                                                              -------
                                                                                4,355
             Less current portion of long-term debt                               297
                                                                              -------
                     Long-term debt, less current portion                     $ 4,058
                                                                              =======


         The aggregate maturities of long-term debt for each of the five years subsequent to December 31, 2001 are as follows:

                                  YEARS ENDING
                                  DECEMBER 31,
                                  ------------

                                       2002           $  297
                                       2003              297
                                       2004              297
                                       2005              297
                                       2006               79
                                                      ------
                                                      $1,267
                                                      ======

(9)      INCOME TAXES

         Income tax (benefit) expense attributable to the 2001 loss from continuing operations consists of a loss of $(472) from U.S. operations and a loss of $(137) from foreign operations:


                                                     CURRENT      DEFERRED     TOTAL
                                                     -------      --------     -----

                   Year ended December 31, 2001:
                       U.S. Federal                   $  --           --          --
                       State                             --           --          --
                       Foreign                           --          418         418
                                                      -----         ----        ----

                              Total                   $  --          418         418
                                                      =====         ====        ====

                   Year ended December 31, 2000:
                       U.S. Federal                   $  --            --          --
                       State                             --            --          --
                       Foreign                           --          (939)       (939)
                                                      -----         -----       -----

                              Total                   $  --          (939)       (939)
                                                      =====         =====       =====

         Income tax (benefit) expense attributable to loss from continuing operations was $418 and $(939) for the years ended December 31, 2001 and 2000, respectively, and differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

                                                                      2001          2000
                                                                     -----         -------

         Computed "expected" tax benefit                             $(207)        $(1,231)
         Increase (reduction) in income taxes resulting from:
             Difference in U.S. and foreign tax rates                    3             174
             Increase in valuation allowance for
               deferred tax assets                                     622             149
             Other                                                      --             (31)
                                                                     -----         -------

                                                                     $ 418         $  (939)
                                                                     =====         =======

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 are as follows:

         Deferred tax assets:
             Shares in other companies                  $     2
             Other                                            6
             Pension                                         23
             Net operating loss carryforward              2,194
                                                        -------

                  Gross deferred tax assets               2,225

             Less valuation allowance                    (1,435)
                                                        -------
                  Net deferred tax assets                   790
                                                        -------

         Deferred tax liabilities:
             Equipment                                      540
             Cost and estimated earnings in
               excess of billings on uncompleted
               contracts                                    250
                                                        -------
                  Total deferred tax liabilities            790
                                                        -------


                  Net deferred tax asset                $    --
                                                        =======

         The valuation allowance for deferred tax assets as of January 1, 2001 was $1,435. The net change in the total valuation allowance for the years ended December 31, 2001 and 2000 were increases of $622 and $149, respectively. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         At December 31, 2001, the Company has net operating loss carryforwards for U.S. Federal income tax purposes of approximately $2,600 which are available to offset future Federal taxable income, if any, in varying amounts and years through 2020.

         At December 31, 2001, the Company has net operating loss carryforwards for Norwegian income tax purposes of approximately $3,100 which are available to offset future Norwegian taxable income, if any, in varying amounts and years through 2009.

 (10)    COMMON STOCK, OPTIONS AND WARRANTS

         In November 1999, the Company's board of directors approved a stock based compensation plan ("Plan") under which shares or options can be granted to employees, directors and consultants. The Company will measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees". The Plan reserves for issuance 1,923,600 shares of the Company's common stock for its employees, directors and consultants. The Company did not grant any options under this plan in 2001 and granted 192,000 during 2000. These options were exercisable on the date of grant, with an exercise price of $1.00, which was greater than the market value of the Company's common stock on the date of grant. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. No compensation expense was incurred in 2001 and 2000. The amount of these future compensation expenses, if any, is unknown. The options under the Plan are exercisable immediately up to ten (10) years after the grant date in accordance with the vesting provisions of the individual agreements set forth at the time of the award. All options expire no later than ten (10) years from the date of grant.

         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock Based Compensation, effective for the Company beginning January 1, 1996. SFAS No. 123 defines a "fair value method" of accounting for employee stock options. It also allows accounting for such options under the "intrinsic value method" in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts. Additionally, the Company is expected to grant additional awards in future years.

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

         In accordance with SFAS No. 123, the fair value for the Company's employee stock options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 2000 (no options were granted during 2001).

         Risk-free interest rate                                6.0%
         Dividend yield                                           -%
         Volatility factor                                     85.0%
         Weighted-average expected life (in years)              8.0

         For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the option's vesting period. The Company's pro forma information follows:

                                   2001              2000
                                 --------         ---------
         Net loss:
              As reported        $ (1,027)        $  (2,534)
              Pro forma            (1,027)           (2,691)
         Loss per share:
             As reported            (0.07)            (0.20)
           Pro forma                (0.07)            (0.21)

                                                       Qualified Plans
                                              --------------------------------

                                                                   Weighted
                                               Options              average
                                                                exercise price
                                               -------          --------------

Outstanding at December 31, 1999                    --                  --
   Granted                                     192,000                1.00
   Exercised                                        --                  --
   Forfeited or canceled                            --                  --
                                               -------               -----
Outstanding at December 31, 2000               192,000                1.00
   Granted                                          --                  --
   Exercised                                        --                  --
   Forfeited or canceled                            --                  --
                                               -------               -----
Outstanding at December 31, 2001               192,000               $1.00

         The exercise price and weighted average exercise price of all outstanding and exercisable options at December 31, 2001, is $1.00. The options have remaining contractual lives of 8.8 years, with a weighted average contractual life of 8.8 years.

         In November 2000, the Company issued 179,095 shares pursuant to a requirement to issue shares resulting from the 1998 reorganization of the Company. There were no proceeds to the Company, however, an expense of $15 was recorded.

         In July 2001, the Company issued 199,000 shares pursuant to a requirement to issue shares resulting from the 1998 reorganization of the Company. There were no proceeds to the Company, however, an expense of $15 was recorded.

         On July 2, 2001, the Company purchased all of the assets and assumed substantially all the liabilities of Bryne Elektriske, a Norwegian corporation located in Stavanger, Norway that performs commercial and industrial construction work. The purchase price of $3,231 was paid with $317 in cash at closing, a note for $185, which matured and was paid on September 1, 2001 and 2,872,000 shares of the Company's common stock.

         On August 2, 2001, the Company purchased all of the assets and assumed substantially all the liabilities of Vendor Leasing Financial Services, Inc., ("Vendor Leasing") a U.S. corporation located in Alpharetta, Georgia, that provides commercial equipment leasing and financing services. The purchase price of $600 included $100 cash paid at closing and 500,000 shares of the Company's common stock. A future cash payment of $110 may be paid provided certain performance targets are achieved. The number of shares given to seller is subject to change based on the number of shares of the Company's common stock required to provide the seller with $500 of the Company's stock 18 months after the closing date of the acquisition. However, the Company may, at its option choose to make up any loss of value in cash, rather than shares of its common stock, to achieve the required $500 of consideration.

         On October 20, 1002, the Company purchased all of the assets of Hellevicks, a Norwegian corporation located in Stavanger, Norway, that performs commercial roofing construction work. The primary purpose of the acquisition was to fulfill growth projections in the commercial and industrial sector. The purchase price of $230 was paid with $50 cash at closing plus 200,000 shares of the Company's common stock which were issued from treasury shares received by the Company from the sale of its 51% interest in Unitron.

(11)     LOSS PER SHARE

         The Company applies the provisions of Statements of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share includes the dilutive effect of common stock equivalents. For the years ended December 31, 2001 and 2000, the dilutive effect of 192,000 stock options and warrants, which comprise common stock equivalents, have not been presented because their effect would have been anti-dilutive.

         The Company's weighted average shares outstanding utilized for both basic and diluted per share computations was 14,832,000 and 12,839,000 in 2001 and 2000, respectively.

 (12)    ACQUISITIONS

         In March of 2000, SIMEX A/S purchased the assets of Karlsen Mekaniske, including its inventory and accounts receivable. This company is a computerized numeric controlled equipment milling and turning fabrication operation. The transaction was accounted for as a purchase with consideration of approximately $375 plus 110,700 shares of the Company's common stock, which were issued from treasury shares.

         On July 2, 2001, the Company purchased all of the assets and assumed substantially all the liabilities of Bryne Elektriske, a Norwegian corporation located in Stavanger, Norway that performs commercial and industrial construction work. The primary purpose of the acquisition was to give the Company additional work force and coverage needed to fulfill growth projections in the North Sea gas and oil industry as well as in the commercial and industrial sector. The purchase price of $3,231 was paid with $317 in cash at closing, a note for $185, which matured and was paid on September 1, 2001 and 2,872,000 shares of the Company's common stock. Included in the purchase price is $319 deemed to be compensation for certain key employees and will be amortized ratably over the 12-month term of the employment agreements. Goodwill resulting from the acquisition amounted to $2,751 was deemed appropriate to accomplish growth projections in the North Sea gas and oil industry. None of the goodwill is expected to be deductible for tax purposes and all will be assigned to the Company's Construction segment. The results of operations from July 2, 2001 through December 31, 2001 are included in the Company's Consolidated Statements of Operations.

         On August 2, 2001, the Company purchased all of the assets of Vendor Leasing Financial Services, Inc., ("Vendor Leasing") a U.S. corporation located in Alpharetta, Georgia, that provides commercial equipment leasing and financing services. The primary purpose of the acquisition was to offer financing of oil and gas related equipment in both the American and International sectors. The purchase price of $600 included $100 cash paid at closing, 500,000 shares of the Company's common stock. A future cash payment of $110 may be paid provided certain performance targets are achieved. The number of shares given to seller is subject to change based on the number of shares of the Company's common stock required to provide the seller with $500 of the Company's stock 18 months after the closing date of the acquisition. However, the Company may, at its option, choose to make up any loss of value in cash, rather than shares of its common stock, to achieve the required $500 of consideration. Goodwill resulting from the acquisition amounted to $628 and was deemed appropriate to provide the Company with the ability to offer financing of oil and gas related equipment in both the American and International sectors. None of the goodwill is expected to be deductible for tax purposes and none will be assigned to a specific industry segment until such time as the operations of Vendor Leasing become more significant to overall operations of the Company. The results of operations from August 2, 2001 through December 31, 2001 are included in the Company's Consolidated Statements of Operations.

         On October 10, 2001, the Company purchased all of the assets of Hellevicks, a Norwegian corporation located in Stavanger, Norway, that performs commercial roofing construction work. The primary purpose of the acquisition was to fulfill growth projections in the commercial and industrial sector. The purchase price of $230 was paid with $50 cash at closing plus 200,000 shares of the Company's common stock which were issued from Treasury shares received by the Company from the sale of its 51% interest in Unitron.

         The 2001 acquisitions are summarized as follows:

                                                           Bryne                 Vendor
                                                         Elektriske              Leasing
                                                         ----------              -------
Fair value of tangible assets acquired:

   Cash                                                    $    --                $  14
   Receivables                                                  --                   75
   Tools and equipment                                         127                   29
   Inventory                                                    37                   --
                                                           -------                -----

Total fair value of tangible assets acquired                   164                  118
Goodwill                                                     2,751                  628
Deferred compensation                                          319                   --
Fair value of liabilities assumed:
   Bank loans                                                 (188)                 (62)
   Unearned income                                              --                  (84)
                                                           -------                -----
   Total fair value of liabilities assumed                    (188)                (146)
Stock issued as part of purchase price                      (2,729)                (500)
                                                           -------                -----
Cash paid                                                  $   317                $ 100
                                                           =======                =====


       The above acquisitions were accounted for using the purchase method. The operations of Bryne Elektriske have been included in the accompanying Consolidated Statements of Operations since July 2, 2001. The operations of Vendor Leasing have been included in the accompanying Consolidated Statements of Operations since August 2, 2001. The unaudited pro forma results of operations, as if Bryne Elektriske and Vendor Leasing had been acquired at the beginning of periods ended December 31, 2000 and December 31, 2001, are as follows:

                                          December 31,      December 31,
                                              2000               2001
                                          ------------      ------------
         Net revenues                       $ 22,473          $ 27,352
         Net loss                             (2,189)           (1,046)
           Net loss per share                  (0.13)            (0.07)

(13)     LEASES

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

         In addition to the above referenced real property lease, the Company has commitments for equipment leases and other real property leases as shown below. Future minimum lease payments under these noncancelable operating leases, payable to an employee of the Company, as of December 31, 2001 are as follows:


                              YEARS ENDING
                              DECEMBER 31,
                              ------------
                                 2002             $  25
                                 2003                18
                                 2004                11
                                                  -----

                                Total             $  54
                                                  =====

(14)     PENSION PLAN

         The Company has a defined benefit plan covering substantially all its employees. The benefits are based upon years of service and the employees' compensation during the years before retirement. Net pension costs for the years ended December 31, 2001 and 2000 were $21 and $23, respectively. The plan is unfunded and pension liabilities at December 31, 2001 were $84. The assumptions used to calculate such pension information were: discount rate of 7% and expected increase in compensation of 3%.

(15)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts for cash and cash equivalents, trade accounts receivable, notes payable - banks, accounts payable, accrued salaries and wages, accrued taxes other than income, accrued income taxes, and other current liabilities approximate fair value because of the short maturity of these instruments.

         The carrying amount for notes receivable - employees approximate fair value based upon a discounted cash flow analysis. The carrying amount for long-term debt, which bears a variable rate, approximates fair value based upon current borrowing rates for similar instruments.

(16)     OPERATING SEGMENTS

         The Company applies the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in their financial statements. The standard defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance.

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

         Post tensioning consists of construction reinforcing techniques for concrete oil and gas production platforms, bridges, tunnels and other post and bolt tensioning operations. During the year ended December 31, 2001, the Company ceased operations of its Post-Tensioning segment due to lack of new contracts. At this time it can not be determined when operations in this segment will resume.

         The accounting policies of the three operating segments are the same as those described in note 1. The Company evaluates the performance of its operating segments based upon revenues and gross profit. Inter-segment revenues are significant and are represented in the "Other and Eliminations" column.

                                                                           POST       OTHER AND
                                         CONSTRUCTION    PRODUCTION     TENSIONING   ELIMINATIONS      TOTAL
                                         ------------    ----------     ----------   ------------      -----
2001:
    Revenues                               $19,675          5,256           --            564          25,495
    Gross profit                             4,784          1,662           --            253           6,699
    Total assets                                --             --           --             --          18,104
    Long-lived asset expenditures               --             --           --             --             938
    Depreciation and amortization               --             --           --             --             817

2000:
    Revenues                               $13,650          3,031          610          1,582          18,873
    Gross profit                             1,782            476           16            431           2,705
    Total assets                             3,300          2,363          254          7,928          13,845
    Long-lived asset expenditures               --            629           --            425           1,054
    Depreciation and amortization               --            115           --            671             786

         The following table represents revenues by country based upon the location of domicile:

                                  2001             2000
                                -------          -------
         Norway                 $25,390          $18,060
         United States              105              813
                                -------          -------
                                $25,495          $18,873
                                =======          =======

The following table presents long-lived assets by country based on the location of domicile:

                                 2001
                                ------
         Norway                 $6,013
         United States              81
                                ------

                                $6,094
                                ======

(17)     MANAGEMENT'S PLANS

The Company has returned its focus to its core business, consisting of the design, engineering, fabrication, production and installation of commercial projects for the oil and gas industry. This was accomplished by the sale of its maintenance and service segment and the reduction of personnel and associated costs, which had accumulated during the Company's acquisitions during 1998. The Company's near-term objective is to expand its core businesses from internal growth and achieving more regional recognition and opportunities for its niche capabilities and products. With this refocusing and reduction in cost, the Company incurred a loss of $475 on its Norwegian operations in 2001 and believes it should return to profitability in 2002, although there can be no assurances profitability can be achieved.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SIMEX TECHNOLOGIES, INC.



                                     Dated April 15, 2002

                                     By  /s/ Mickle Moye
                                         --------------------------------------
                                         Chairman of the Board of Directors



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                     Dated April 15, 2002

                                     By  /s/ Kjell Jagelid
                                         --------------------------------------
                                         Chief Executive Officer and President



                                     Dated April 15, 2002


                                     By  /s/ Elmer Lunde
                                         --------------------------------------
                                         Treasurer