Form 10QSB
period 2002-03-31
SIMEX TECHNOLOGIES INC
filed 2002-05-24
CIK 1089499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-26599

SIMEX Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	58-2465647
(State of Incorporation)	(I. R. S. Employer Identification No.)

602 Abbey Court
Alpharetta, Georgia 30004
(Address of principal executive offices)

Issuer’s telephone number, including area code: (678) 802-2041

The number of shares outstanding of the issuer’s common stock, par value $0.001, at May 17, 2002, was 16,564,908 shares.

PART I.   Financial Information

Item 1.   Financial Statements:

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

March 31, 2002

(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7
Trade accounts receivable, less allowance for doubtful accounts of $22	5,639
Inventories	948
Costs in excess of billings and estimated earnings on uncompleted contracts	3,337
Prepaid expenses and other current assets	361

Total current assets	10,292
Machinery and equipment, net	3,133
Goodwill	1,684
Other assets	98

Total assets	$15,207

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Notes payable — banks	$4,700
Notes payable to officers and employees	130
Current portion of long-term debt	304
Accounts payable	2,973
Accrued salaries and wages	1,206
Accrued taxes other than income	1,675
Other current liabilities	225

Total current liabilities	11,213
Long-term debt, less current portion	4,292
Other liabilities	878

Total liabilities	16,383

Shareholders’ deficit:
Common stock, $.001 par value. Authorized 50,000 shares; 16,565 shares issued and outstanding	17
Additional paid-in capital	9,720
Accumulated deficit	(9,714)
Treasury stock, 10 shares at cost	(30)
Accumulated other comprehensive loss — foreign currency translation adjustment	(1,089)
Deferred compensation	(80)

Total shareholders’ deficit	(1,176)

Total liabilities and shareholders’ deficit	$15,207

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months Ended March 31,

	2002	2001

Revenues	$6,079	$5,745
Cost of revenues	4,744	4,199

Gross profit	1,335	1,546
Selling, general and administrative expenses	1,607	1,652
Impairment of goodwill (note 6)	4,492	—

Operating loss	(4,764)	(106)

Other (income) expense:
Interest income	(86)	(69)
Interest expense	143	132

Total other expense	57	63

Loss from operations before income taxes	(4,821)	(169)
Income tax benefit	—	(24)

Net loss	$(4,821)	$(145)

Loss per share (note 2)-basic and diluted loss per share	$(0.29)	$(0.01)

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,821)	$(145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183	189
Deferred compensation	80	—
Deferred income taxes	—	(10)
Gain on sale of machinery and equipment	—	(2)
Impairment of long-lived assets	4,492	—
Changes in operating assets and liabilities:
Accounts receivable	(1,938)	(377)
Inventories	156	(106)
Costs in excess of billings and estimated earnings on uncompleted contracts	(172)	(441)
Prepaid expenses and other current assets	20	263
Other assets	6	2
Accounts payable	(42)	328
Accrued salaries and wages	146	32
Accrued taxes other than income	166	(327)
Other current liabilities	(14)	(204)

Net cash used in operating activities	(1,738)	(798)

Cash flows from investing activities:
Acquisitions of machinery and equipment	(82)	(301)
Proceeds from the sale of machinery and equipment	—	9
Proceeds and gain from lease	—	1,973

Net cash provided by (used in) investing activities	(82)	1,681

Cash flows from financing activities:
Proceeds from notes payable - banks, net	1,620	84
Proceeds from long-term debt	243	—
Payments on long-term debt	(2)	(918)

Net cash provided by (used in) financing activities	1,861	(834)

Effect of exchange rate changes in cash and cash equivalents	(37)	(49)

Net change in cash and cash equivalents	4	—
Cash and cash equivalents beginning of period	3	10

Cash and cash equivalents at end of period	$7	$10

Supplemental disclosure of cash flows information:
Cash paid during the periods for:
Interest	$141	$129

Income taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002 and 2001
(Unaudited)
(In thousands, except per share data)

1.   CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the SIMEX Technologies, Inc.’s Form 10-KSB for the year ended December 31, 2001.

Certain reclassifications have been made to the 2001 financial information to conform to the presentation in 2002.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.   LOSS PER SHARE

SIMEX Technologies, Inc. and subsidiaries (the “Company”) applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of potentially dilutive securities. For the three months ended March 31, 2002 and 2001, the effects on diluted loss per share from stock options and other potentially dilutive contingently issuable shares (see note 5) have not been included since such effects would have been anti-dilutive.

	Three Months Ended
	March 31,

	2002	2001

Loss from operations and numerator for basic and diluted loss per share	$(4,821)	$(145)

Denominator for basic and diluted loss per share — weighted average shares outstanding	16,565	12,994

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

Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has two reportable segments. The two reportable segments are construction and production.

Construction consists of all of the Company’s operations involved in the design, engineering and installation of HVAC, plumbing and electrical products and services, both onshore and offshore.

Production consists of design, engineering and production of various technical and nontechnical products, such as SIMDUCTS.

The Company evaluates the performance of its operating segments based upon revenues and gross profit. Inter-segment revenues can be significant and are represented in the “Other and Eliminations” column. Summary information by segment for the three months ended March 31, 2002 and 2001 follows (in thousands):

			OTHER AND
	CONSTRUCTION	PRODUCTION	ELIMINATIONS	TOTAL

2002
Revenues	$4,708	1,239	132	$6,079
Gross profit	801	402	132	1,335
2001
Revenues	$4,891	821	33	$5,745
Gross profit	1,271	291	(16)	1,546

4.   COMPREHENSIVE LOSS

The Company had other comprehensive loss for the three months ended March 31, 2002 and 2001 of $(4,659) and $(151), respectively. Adjustments to net loss to determine other comprehensive loss are due to foreign currency translation.

5.   CONTINGENT LIABILITIES

On August 2, 2001, the Company purchased all of the assets and assumed substantially all the liabilities of Vendor Leasing Financial Services, Inc., (“Vendor Leasing”) a U.S. corporation located in Alpharetta, Georgia that provides commercial equipment leasing and financing services. The purchase price of $600 included $100 cash paid at closing and 500 shares of the Company’s common stock. The number of shares given to seller is subject to change based on the number of shares of the Company’s common stock required to provide the seller with $500 of the Company’s stock 18 months after the closing date of the acquisition. However, the Company may, at its option choose to make up any loss of value in cash, rather than shares of its common stock, to achieve the required $500 of consideration.

6.   IMPAIRMENT OF GOODWILL AND MANAGEMENT’S PLANS

The Company has decided to sell its Norwegian subsidiary, which represents substantially all of the Company’s operations, to provide the necessary cash resources to satisfy its debt obligations, fund its working capital needs and provide sufficient resources to pursue other business opportunities. See Part II, Item 5 of this report for additional information on the proposed sale of the Company’s Norwegian subsidiary. Based upon the proposed selling price of the Norwegian subsidiary and the carrying value of assets associated with the Norwegian subsidiary, the Company has recorded a $4,492 asset impairment charge during the quarter ended March 31, 2002. The charge specifically reduces the carrying value of goodwill previously recorded by the Company as a result of acquisitions made by the Norwegian subsidiary.

7.   POTENTIAL GOODWILL IMPAIRMENT

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective with its fiscal year beginning January 1, 2002. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. SFAS No. 142 also provides for mandatory transitional impairment testing for the Company's recorded goodwill balances as they existed on January 1, 2002, using a prescribed and complex testing methodology. To accomplish this transitional impairment analysis the Company must identify its SFAS No. 142 reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has until June 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting units goodwill, determined by allocating the reporting unit's fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount, both of which would be measured as January 1, 2002, the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations, thereby reducing net earnings. As of January 1, 2002, the Company had a consolidated goodwill asset of $6,050 consisting $5,422 relating to its Norwegian subsidiary and $628 relating to the 2001 acquisition of Vendor Leasing in the United States.

The Company has initiated transitional impairment testing and currently expects to complete all required transitional testing (including both step one and, where required, step two) in the second quarter of 2002. The Company's Condensed Consolidated Statement of Operations (unaudited) for the quarter ended March 31, 2002 includes a provision of $4,492 for the impairment of goodwill relating to the Company's Norwegian subsidiary.

The following table sets forth the computations of basic and diluted earnings per share for the three months ended March 31, 2002 and 2001 as if there had been no goodwill amortization for the three months ended March 31, 2001 (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Reported net loss	$(4,821)	$(145)

Add back: goodwill amortization, net of tax benefit	—	35

Adjusted net loss	$(4,821)	$(110)

Basic and diluted loss per share:

Reported net loss	$(0.29)	$(0.01)

Add back: Goodwill amortization	—	0.00

Adjusted loss per share	$(0.29)	$(0.01)

Item 2.   Management’s Discussion and Analysis or Plan of Operation

               (B)   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company’s Form 10-KSB for the year ended December 31, 2001.

General

SIMEX Technologies, Inc. and subsidiaries (the “Company”) principally operates through its wholly owned subsidiary, Simex AS, located in Norway. The Company is engaged in construction and services, including design, engineering, fabrication, production and installation for the offshore oil and gas industry and onshore in commercial, industrial and government projects. In addition, the Company is engaged in concrete and post-tensioning construction for offshore oil and gas drilling platforms. During the year ended December 31, 2001, the Company ceased operations of its Post-Tensioning segment due to lack of new contracts. At this time, it can not be determined when operations in this segment will resume. The Company derives its revenues primarily from customers in Norway.

Results of Operations

The following analysis compares the results of operations for the three-month period ended March 31, 2002 to the comparable period ended March 31, 2001.

Revenues during the three months ended March 31, 2002 were $6,079, compared to $5,745 during the three months ended March 31, 2001. The increase in revenues in the amount of $334, was primarily due to a $418 increase in revenues in the Production segment offset by a revenue decline of $(183), or approximately 4%, for the Construction segment as a result of competitive pricing pressures in the construction industry.

In the three months ended March 31, 2002, cost of revenues was $4,744, which represented 78% of revenues. During the three months ended March 31, 2001, cost of revenues was $4,199, which represented 73% of revenues. The increase in the cost of revenues percentage was due to competitive pricing pressures, primarily in the Construction segment, resulting in increased cost of revenues % during the quarter ended March 31, 2002.

Selling, general and administrative expenses during the three months ended March 31, 2002 were $1,607, which represented 26% of revenues. During the three months ended March 31, 2001, selling, general and administrative expenses were $1,652, which represented 29% of revenues.

During the quarter ended March 31, 2002, the Company recorded a $4,492 asset impairment charge specifically reducing the carrying value of goodwill previously recorded by the Company as a result of acquisitions made by its Norwegian subsidiary. This asset impairment charge was based upon the proposed selling price of the Norwegian subsidiary and the carrying value of assets associated with the Norwegian subsidiary. See Part II, Item 5 of this report for additional information on the proposed sale of the Company’s Norwegian subsidiary.

During the three months ended March 31, 2002, the Company had a net loss of $(4,821) or $(0.29) per share. During the three months ended March 31, 2001, the Company reported net loss of $(145) or $(0.01) per share. The loss for the three months ended March 31, 2002, was primarily due to the $4,492 goodwill impairment charge and increased cost of revenues in the Company’s Construction segment which resulted in a reduction of $470 in gross profit contribution from this segment when compared to the same period in 2001. The loss for the three months ended March 31, 2001, was primarily due to revenues being below break-even capacity.

Liquidity and Capital Resources

Negative operating cash flows of $(1,738) for the three months ended March 31, 2002 resulted primarily from an operating loss of $(4,821), an increase of $(1,938) in accounts receivable, and an increase of $(172) in costs in excess of earnings on uncompleted contracts. These negative effects were partially offset by a non-cash charge of $4,492 due to goodwill impairment charges, depreciation and amortization of $183, an increase of $166 in accrued taxes other than income and a decrease in inventories of $156. Negative operating cash flows of $(798) for the three months ended March 31, 2001 resulted primarily from an increase of $(441) in costs in excess of earnings on uncompleted contracts, an increase in accounts receivable of $(377) and a decrease in accrued taxes other than income of $(327). These negative effects were partially offset by an increase in accounts payable of $328, a decrease of $263 in prepaid expenses and depreciation and amortization of $189.

Net cash used in investing activities of $(82) during the three months ended March 31, 2002, was the result of the acquisition of machinery and equipment. Net cash provided by investing activities of $1,681 during the three months ended March 31, 2001 consisted primarily of $1,973 collected as a result of the renegotiation of the real property lease on the building housing the Company’s operations located in Stavanger, Norway. This amount was partially offset by $(301) used for the acquisition of machinery and equipment.

Net cash provided by financing activities of $1,861 during the three months ended March 31, 2002 was primarily due to increased borrowings under the Company’s short-term debt facilities of $1,620 and proceeds from long-term debt of $243. Net cash used in financing activities of $(834), during three months ended March 31, 2001 was primarily due to payments of $(918) on long-term debt, partially offset by proceeds of $84 from short-term borrowings.

The Company’s note payable — bank for its Norwegian operations is secured by certain accounts receivable and equipment of the Company. The Company had drawn $4,492 under this facility as of March 31, 2002. The borrowing limit under the line of credit is $4,598, making borrowing availability $106 as of March 31, 2002. The note bears interest at NIBOR (Norwegian) plus .60% (7.30% at March 31, 2002) and is payable upon demand.

In 2001, the Company obtained a $200 line of credit from a U.S. bank. The U.S. bank line was used primarily to fund the purchase of Vendor Leasing Financial Services, Inc. and provide working capital to fund U.S. operations. The note bears interest at the prime interest rate plus 1.00% (5.75% at March 31, 2002). The term of the line of credit expires September 20, 2002. As of March 31, 2002, there was no availability under the U.S. bank line.

The Company believes that its available cash resources and credit facilities, combined with its cash flows from operations may not be sufficient to meet its anticipated working capital and capital expenditure requirements for the next 12 months. The Company has therefore decided to sell its Norwegian subsidiary to provide the necessary cash resources to satisfy its debt obligations, fund its working capital needs and provide sufficient resources to pursue other business opportunities. See Part II, Item 5 of this report for additional information on the proposed sale of the Company’s Norwegian subsidiary.

Inflation

Inflation has not had a material impact on the Company’s operations.

New Accounting Pronouncements

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. The Company adopted SFAS 142 effective January 1, 2002. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is currently completing the transitional impairment test.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” That standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting this pronouncement.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this quarterly report on Form 10-QSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART II.   OTHER INFORMATION

Item 1. through Item 4.    Not applicable.

Item 5.   Other information.

On May 16, 2002, the Company entered into a binding agreement to sell its Norwegian subsidiary to Jostein Tjelta, a Norwegian businessman. The agreement has been approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the agreement, the Company would receive $1,500,000 in cash for all the common shares of its Norwegian subsidiary and agree to cancel certain inter-company indebtedness due to the Company from its Norwegian subsidiary. The sale requires shareholder approval. Pending shareholder approval, the $1,500,000 has been received and escrowed. The Company expects to receive the necessary shareholder approval and close the sale by June 30, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

None.

(b)	Reports on form 8-K

Registrant did not file any reports on Form 8-K during the quarter for which this report is filed.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMEX TECHNOLOGIES, INC.

DATE: May 24, 2002	BY:	/s/ Kjell Jagelid

Kjell Jagelid Chief Executive Officer and President

DATE: May 24, 2002	BY:	/s/ Elmer Lunde

Elmer Lunde Treasurer