Form 10QSB
period 2002-06-30
SIMEX TECHNOLOGIES INC
filed 2002-08-26
CIK 1089499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the issuer’s common stock, par value $0.001, at August 9, 2002, was 16,564,908 shares.

PART I.       Financial Information

Item 1.         Financial Statements:

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

June 30, 2002

(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9
Trade accounts receivable	27
Prepaid expenses and other current assets	40
Assets – discontinued operations	21,732

Total current assets	21,808
Furniture and fixtures, net	32
Other assets	69

Total assets	$21,909

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Note payable – bank	$207
Notes payable to officers and employees	130
Accounts payable	134
Accrued salaries and wages	101
Accrued taxes other than income	7
Other current liabilities	193
Liabilities – discontinued operations	21,224

Total current liabilities	21,996
Other liabilities	41

Total liabilities	22,037

Shareholders’ deficit:
Common stock, $.001 par value. Authorized 50,000 shares; 16,565 shares issued and outstanding	17
Additional paid-in capital	9,720
Accumulated deficit	(9,258)
Treasury stock, 10 shares at cost	(30)
Accumulated other comprehensive loss – foreign currency translation adjustment	(577)

Total shareholders’ deficit	(128)

Total liabilities and shareholders’ deficit	$21,909

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues	$109	$—	$157	$—
Cost of revenues	42	—	52	—

Gross profit	67	—	105	—
Selling, general and administrative expenses	184	53	294	115

Operating loss	(117)	(53)	(189)	(115)
Interest expense	2	—	5	—

Loss from continuing operations before income taxes and cumulative effect of accounting change	(119)	(53)	(194)	(115)
Income taxes	—	—	—	—

Loss from continuing operations before cumulative effect of accounting change	(119)	(53)	(194)	(115)
Discontinued operations (note 5):
Earnings (loss) from discontinued operations, net of income taxes of $61 and $37 during the three and six months ended June 30, 2001, respectively	1,204	144	(3,543)	61

Income (loss) before cumulative effect of accounting change	1,085	91	(3,737)	(54)
Cumulative effect of accounting change (note 6)	—	—	(628)	—

Net income (loss)	$1,085	$91	$(4,365)	$(54)

Income (loss) per share (note 2):
Basic income (loss) per share:
Loss from continuing operations	$(0.01)	$—	$(0.01)	$(0.01)
Discontinued operations	0.07	0.01	(0.21)	0.01
Cumulative effect of accounting change	—	—	(0.04)	—

Basic income (loss) per share	$0.06	$0.01	$(0.26)	$—

Diluted income (loss) per share:
Loss from continuing operations	$(0.01)	$—	$(0.01)	$(0.01)
Discontinued operations	0.07	0.01	(0.21)	0.01
Cumulative effect of accounting change	—	—	(0.04)	—

Diluted income (loss) per share	$0.06	$0.01	$(0.26)	$—

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(194)	$(115)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	10	6
Gain on sale of machinery and equipment	—	1
Changes in operating assets and liabilities:
Trade accounts receivable	(27)	113
Prepaid expense and other current assets	(32)	—
Other assets	14	—
Accounts payable	37	(1)
Accrued salaries and wages	55	—
Other current liabilities	83	94
Net activity from discontinued operations	(2,192)	(1,152)

Net cash used in operating activities	(2,246)	(1,054)

Cash flows from investing activities:
Net activity provided by (used in) discontinued operations	(106)	1,224

Net cash provided by (used in) investing activities	(106)	1,224

Cash flows from financing activities:
Payments of notes payable – banks, net	(2)	—
Net activity provided by (used in) discontinued operations	2,328	(90)

Net cash provided by (used in) financing activities	2,326	(90)

Effect of exchange rate changes in cash and cash equivalents	25	(15)

Net change in cash and cash equivalents	(1)	65
Cash and cash equivalents beginning of period	10	10

Cash and cash equivalents at end of period	$9	$75

Supplemental disclosure of cash flows information:
Cash paid during the periods for:
Interest – continuing operations	$5	$—

Interest – discontinued operations	$188	$224

Income taxes – continuing operations	$—	$—

Income taxes – discontinued operations	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002 and 2001
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

On May 15, 2002, the Company entered into a binding agreement to sell its Norwegian subsidiary, which represented the majority of the Company’s operating activities. The agreement was approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the agreement, the Company received $1,500 in cash for all the common shares of its Norwegian subsidiary and agreed to cancel certain inter-company indebtedness. The $1,500 was received by the Company and escrowed on May 16, 2002. On July 12, 2002, the Company mailed to shareholders and filed with the SEC a definitive Form 14C which acknowledged that holders of a majority of the Company’s outstanding common stock had agreed to vote in favor of the sale. The sale closed on August 2, 2002 and the funds were released to the Company from the escrow account. Due to these circumstances, operating results of the Company’s Norwegian subsidiary are reported in this Form 10-Q as discontinued operations.

Certain reclassifications have been made to the 2001 financial information to conform to the presentation in 2002.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.     INCOME (LOSS) PER SHARE

SIMEX Technologies, Inc. and subsidiaries (the “Company”) applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic earnings per common share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share include the dilutive effect of potentially dilutive securities. For the three months ended March 31, 2002 and 2001 and the six-months ended June 30, 2002 and 2001, the effects on diluted income (loss) per share from stock options have not been included since such effects would have been anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Numerator:
Loss from continuing operations	$(119)	$(53)	$(194)	$(115)
Discontinued operations	1,204	144	(3,543)	61
Cumulative effect of accounting change	—	—	(628)	—

Numerator for basic and diluted net income (loss) per share	$1,085	$91	$(4,365)	$(54)

Denominator for basic and diluted net income (loss) per share – weighted average shares outstanding	16,565	13,193	16,565	13,193

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

Based on the quantitative thresholds specified in SFAS 131, the Company has determined that it has one reportable segment. This segment is the equipment financing segment. The equipment financing segment provides commercial equipment leasing and financing services.

4.     COMPREHENSIVE LOSS

The Company had other comprehensive income (loss) for the three months ended June 30, 2002 and 2001 of $1,597 and $185, respectively, and for the six months ended June 30, 2002 and 2001 of $(3,690) and $34, respectively. Adjustments to net income (loss) to determine other comprehensive income (loss) are due to foreign currency translation.

5.     CONTINGENT LIABILITIES

On August 2, 2001, the Company purchased all of the assets and assumed substantially all the liabilities of Vendor Leasing Financial Services, Inc., (“Vendor Leasing”) a U.S. corporation located in Alpharetta, Georgia that provides commercial equipment leasing and financing services. The purchase price of $600 included $100 cash paid at closing and 500 shares of the Company’s common stock. The number of shares given to the seller is subject to change based on the number of shares of the Company’s common stock required to provide the seller with $500 of the Company’s stock 18 months after the closing date of the acquisition. However, the Company may, at its option choose to make up any loss of value in cash, rather than shares of its common stock, to achieve the required $500 of consideration.

6.     IMPAIRMENT OF GOODWILL

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective with its fiscal year beginning January 1, 2002. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. SFAS No. 142 also provides for mandatory transitional impairment testing of the Company’s recorded goodwill balances as they existed on January 1, 2002, using a prescribed and complex testing methodology. To accomplish this transitional impairment analysis the Company must identify its SFAS No. 142 reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company had until June 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting units goodwill, determined by allocating the reporting unit’s fair value to all its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount, both of which would be measured as January 1, 2002, the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations, thereby reducing net income. As of January 1, 2002, the Company had a goodwill asset for continuing operations of $628 relating to the 2001 acquisition of Vendor Leasing in the United States.

The Company has completed all required transitional testing (including both step one and, where required, step two) in the second quarter of 2002. The Company’s Condensed Consolidated Statement of Operations (unaudited) for the six months ended June 30, 2002 includes the provision of $628 for the impairment of goodwill relating to the Company’s Vendor Leasing subsidiary.

The following table sets forth the computations of basic and diluted income (loss) per share for the three and six months ended June 30, 2002 and 2001 as if there had been no goodwill amortization for the three and six months ended June 30, 2001 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported income (loss) before cumulative effect of accounting change	$1,085	$91	$(3,737)	$(54)
Add back: goodwill amortization, net of tax benefit	—	29	—	59

Adjusted income (loss) before cumulative effect of accounting change	$1,085	$120	$(3,737)	$5

Basic and diluted income (loss) per share:
Reported income (loss) before cumulative effect of accounting change	$0.06	$0.01	$(0.22)	$—
Add back: Goodwill amortization, net of tax benefit	—	—	—	—

Adjusted income (loss) per share before cumulative effect of accounting change	$0.06	$0.01	$(0.22)	$—

Item 2. Management’s Discussion and Analysis or Plan of Operation

     (B)  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company’s Form 10-KSB for the year ended December 31, 2001.

General

SIMEX Technologies, Inc. and subsidiaries (the “Company”) principally operates through its wholly owned subsidiary, Vendor Leasing Financial Services, Inc. (“Vendor Leasing”), located in Alpharetta, Georgia. The Company is engaged in commercial equipment leasing and financing services. The Company derives its revenues primarily from customers in the Southeastern United States.

Results of Operations (In thousands)

The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 2002 to the comparable periods ended June 30, 2001.

Revenues during the three months ended June 30, 2002 were $109 compared to $-0- during the three months ended June 30, 2001. The increase in revenues in the amount of $109 was due to the purchase of Vendor Leasing in August 2001.

Revenues during the six months ended June 30, 2002 were $157 compared to $-0- during the six months ended June 30, 2001. The increase in revenues in the amount of $157 was due to the purchase of Vendor Leasing in August 2001.

In the three months ended June 30, 2002, cost of revenues was $42, which represented 39% of revenues and consisted primarily of commissions paid on lease financing transactions. During the three months ended June 30, 2001, cost of revenues was $-0-. The increase in cost of revenues was due to the purchase of Vendor Leasing in August 2001.

In the six months ended June 30, 2002, cost of revenues was $52, which represented 33% of revenues and consisted primarily of commissions paid on lease financing transactions. During the six months ended June 30, 2001, cost of revenues was $-0-. The increase in cost of revenues was due to the purchase of Vendor Leasing in August 2001.

Selling, general and administrative expenses during the three months ended June 30, 2002 were $184, which represented 169% of revenues. During the three months ended June 30, 2001, selling, general and administrative expenses were $53. The increase in selling, general and administrative was due to the purchase of Vendor Leasing in August 2001. Selling, general and administrative expenses during the six months ended June 30, 2002 were $294, which represented 187% of revenues. During the three months ended June 30, 2001, selling, general and administrative expenses were $115. The increase in selling, general and administrative was due to the purchase of Vendor Leasing in August 2001.

During the three months ended June 30, 2002, the Company recognized $1,204 in earnings from discontinued operations. These earnings were primarily due to the recording of an adjustment to the asset value of the Company’s Norwegian subsidiary to restore a portion of the previous quarter impairment charge based upon the price at which the Norwegian subsidiary was sold in August 2002.

During the three months ended June 30, 2002, the Company had net income of $1,085 or $0.06 per diluted weighted-average share. During the three months ended June 30, 2001, the Company reported net income of $91 or $0.01 per diluted weighted-average share. The $994 increase in net income for the three months ended June 30, 2002, was primarily due to net income of $1,204 from discontinued operations in the quarter ended June 30, 2002.

During the six months ended June 30, 2002, the Company had a net loss of $(4,365) or $(0.26) per diluted weighted-average share. During the six months ended June 30, 2001, the Company reported a net loss of $(54) or $(0.00) per diluted weighted-average share. The $4,311 increase in net loss for the six months ended June 30, 2002, was primarily due to losses of $3,543 from discontinued operations and a $628 cumulative effect of accounting change recorded in the six months ended June 30, 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2002, the Company experienced negative operating cash flows of $(2,246). Negative operating cash flows in the six months ended June 30, 2002 were primarily created by a net loss from continuing operations before cumulative effect of accounting change of $(194). Additionally the net effect of operating cash flows from discontinued operations resulted in additional cash used of $(2,192). During the six months ended June 30, 2001, the Company experienced negative operating cash flows of $(1,054). Negative operating cash flows in the six months ended June 30, 2001 were primarily the result of cash used in discontinued operations of $(1,152).

Net cash used in investing activities of $(106) during the six months ended June 30, 2002 resulted from the investing activities of discontinued operations. Net cash provided by investing activities of $1,224 during the six months ended June 30, 2001 also resulted from the investing activities of discontinued operations.

Net cash provided by financing activities of $2,326 during six months ended June 30, 2002 was primarily due to the financing activities associated with discontinued operations. Net cash used in financing activities of $(90) during six months ended June 30, 2001 was due to investing activities associated with discontinued operations.

The Company believes that its available cash resources and amounts received from the sale of its Norwegian subsidiary, should be sufficient to meet its anticipated working capital and capital expenditure requirements for the next 12 months. The Company sold its Norwegian subsidiary to provide the necessary cash resources to satisfy its debt obligations, fund its working capital needs and provide sufficient resources to pursue other business opportunities. See Part II, Item 5 of this report for additional information on the sale of the Company’s Norwegian subsidiary.

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

In June 2002, the FASB issued SFAS No. 145, Recision of FASB Statements Nos. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds FSAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to recision of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item shall be reclassified. Early application of the provisions of this statement related to the recision of SFAS No. 145 is encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company does not believe that the adoption of this pronouncement will materially affect its reported financial condition.

In July 2002, the Financial Accounting Standards Board (“FASB”) issue Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force (“EITF”) 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which begins January 1, 2003 and does not believe it will materially affect its reported results of operations, or financial condition upon adoption.

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

PART II.        OTHER INFORMATION

Item 1. through Item 4.  Not applicable.

Item 5.    Other information.

On May 15, 2002, the Company entered into a binding agreement to sell its Norwegian subsidiary to Jostein Tjelta, a Norwegian businessman. The agreement was approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the agreement, the Company received $1,500 in cash for all the common shares of its Norwegian subsidiary and agreed to cancel certain inter-company indebtedness due to the Company from its Norwegian subsidiary. The $1,500 was received by the Company and escrowed on May 16, 2002. On July 12, 2002, the Company mailed to shareholders and filed with the SEC a definitive Form 14C which acknowledged that holders of a majority of the Company’s outstanding common stock had already agreed to vote in favor of the sale. The sale closed on August 2, 2002 and the funds were released to the Company from the escrow account.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits

A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

(b)	Reports on Form 8-K

On June 3, 2002, the Registrant filed a report on Form 8-K describing the proposed sale of the Company’s Norwegian subsidiary.

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Kjell Jagelid, Chief Executive Officer, President and Acting Chief Financial Officer of SIMEX Technologies, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMEX TECHNOLOGIES, INC.

DATE: August 26, 2002	BY:	/s/ Kjell Jagelid

Kjell Jagelid Chief Executive Officer, President and Acting Chief Financial Officer