Form 10QSB
period 2002-09-30
SIMEX TECHNOLOGIES INC
filed 2002-11-19
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number: 0-26599

SIMEX Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

State of Delaware	58-2465647
(State of Incorporation)	(I. R. S. Employer Identification No.)

2880 Holcomb Bridge Road
Building B-9, Suite 588
Alpharetta, Georgia 30022
(Address of principal executive offices)

Issuer’s telephone number, including area code: (404) 580-8152

The number of shares outstanding of the issuer’s common stock, par value $0.001, at November 7, 2002, was 16,564,908 shares.

PART I. Financial Information
Item 1. Financial Statements:
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 5. Other information
Item 6. Exhibits and Reports on Form 8-K
EXHIBIT INDEX
Signatures
Section 302 Certification of the CEO and CFO
Section 906 Certification of the CEO and CFO

PART I. Financial Information

Item 1. Financial Statements:

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

September 30, 2002

(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$726
Assets – discontinued operations	130

Total current assets	856
Furniture and fixtures — net	5

Total assets	$861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38
Liabilities – discontinued operations	259

Total current liabilities	297
Shareholders’ equity:
Common stock, $.001 par value. Authorized 50,000 shares; 16,565 shares issued and outstanding	17
Additional paid-in capital	9,720
Accumulated deficit	(9,143)
Treasury stock, 10 shares at cost	(30)

Total shareholders’ equity	564

Total liabilities and shareholders’ equity	$861

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Selling, general and administrative expenses	$93	$76	$225	$159
Interest expense, net	1	—	6	—

Loss from continuing operations before income taxes and cumulative effect of accounting change	(94)	(76)	(231)	(159)
Income taxes	—	—	—	—

Loss from continuing operations before cumulative effect of accounting change	(94)	(76)	(231)	(159)
Discontinued operations (notes 1 and 5):
Earnings (loss) from discontinued operations, net of income taxes of $(332) and $297 during the three and nine months ended September 30, 2001, respectively	209	(991)	(3,391)	(961)

Income (loss) before cumulative effect of accounting change	115	(1,067)	(3,622)	(1,120)
Cumulative effect of accounting change (note 6)	—	—	(628)	—

Net income (loss)	$115	$(1,067)	$(4,250)	$(1,120)

Income (loss) per share (note 2):
Basic income (loss) per share:
Continuing operations	$—	$—	$(0.01)	$(0.01)
Discontinued operations	0.01	(0.07)	(0.21)	(0.06)
Cumulative effect of accounting change	—	—	(0.04)	—

Basic income (loss) per share	$0.01	$(0.07)	$(0.26)	$(0.07)

Diluted income (loss) per share:
Continuing operations	$—	$—	$(0.01)	$(0.01)
Discontinued operations	0.01	(0.07)	(0.21)	(0.06)
Cumulative effect of accounting change	—	—	(0.04)	—

Diluted income (loss) per share	$0.01	$(0.07)	$(0.26)	$(0.07)

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(231)	$(159)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	8	7
Loss on sale of machinery and equipment	1	1
Changes in operating assets and liabilities:
Accounts payable	(28)	24
Other current liabilities	(130)	94
Net activity from discontinued operations	(2,155)	(1,636)

Net cash used in operating activities	(2,535)	(1,669)

Cash flows from investing activities:
Equipment purchases	—	(3)
Net activity provided by discontinued operations	1,107	419

Net cash provided by investing activities	1,107	416

Cash flows from financing activities:
Payments of notes payable – banks, net	(200)	—
Net activity provided by discontinued operations	2,328	1,451

Net cash provided by financing activities	2,128	1,451

Effect of exchange rate changes in cash and cash equivalents	25	(142)

Net change in cash and cash equivalents	725	56
Cash and cash equivalents beginning of period	1	10

Cash and cash equivalents at end of period	$726	$66

Supplemental disclosure of cash flows information:
Cash paid during the periods for:
Interest – continuing operations	$6	$—

Interest – discontinued operations	$190	$383

Income taxes – discontinued operations	$—	$115

The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001
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

During the quarter ended September 30, 2002, the Company made a decision to sell its wholly owned subsidiary, Simex Capital, Inc., which included the Company’s equipment leasing operation. The proposed sale was approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the proposed sale, the Company would receive 150 shares of the Company’s common stock, a nominal cash amount and agree to cancel certain intercompany indebtedness for all the common shares of Simex Capital, Inc. The sale closed on November 13, 2002. Due to these circumstances, operating results of the Company’s equipment leasing operation are reported in this Form 10-Q as discontinued operations.

Certain reclassifications have been made to the 2001 financial information to conform to the presentation in 2002.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2. INCOME (LOSS) PER SHARE

SIMEX Technologies, Inc. and subsidiaries (the “Company”) applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per share include the dilutive effect of potentially dilutive securities. For the three and nine months ended September 30, 2002 and 2001, the effects on diluted income (loss) per share from stock options have not been included since such effects would have been anti-dilutive.

	Three Months Ended September 30		Six Months Ended September 30

	2002	2001	2002	2001

Numerator:
Loss from continuing operations	$(94)	$(76)	$(231)	$(159)
Discontinued operations	209	(991)	(3,391)	(961)
Cumulative effect of accounting change	—	—	(628)	—

Numerator for basic and diluted net income (loss) per share	$115	$(1,067)	$(4,250)	$(1,120)

Denominator for basic and diluted net income (loss) per share – weighted average shares outstanding	16,565	16,323	16,565	16,323

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

Based on the discontinuance of its operations, the Company has determined that it has no reportable segments.

4. COMPREHENSIVE LOSS

The Company had other comprehensive income (loss) for the three months ended September 30, 2002 and 2001 of $115 and $(925), respectively, and for the nine months ended September 30, 2002 and 2001 of $(3,575) and $(890), respectively. Adjustments to net income (loss) to determine other comprehensive income (loss) are due to foreign currency translation.

5. CONTINGENT LIABILITIES

On August 2, 2001, the Company purchased all of the assets and assumed substantially all the liabilities of Vendor Leasing Financial Services, Inc., (“Vendor Leasing”) a U.S. corporation located in Alpharetta, Georgia that provides commercial equipment leasing and financing services. The purchase price of $600 included $100 cash paid at closing and 500 shares of the Company’s common stock. The number of shares given to the seller was subject to change based on the number of shares of the Company’s common stock required to provide the seller with $500 of the Company’s stock 18 months after the closing date of the acquisition. However, under the terms of the November 13, 2002 sale of Vendor Leasing, this agreement to maintain a set value for the Company’s shares has terminated.

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

The Company has completed all required transitional testing (including both step one and, where required, step two) in the second quarter of 2002. The Company’s Condensed Consolidated Statement of Operations (unaudited) for the nine months ended September 30, 2002 includes the provision of $628 for the impairment of goodwill relating to the Company’s Vendor Leasing subsidiary.

The following table sets forth the computations of basic and diluted income (loss) per share for the three and nine months ended September 30, 2002 and 2001 as if there had been no goodwill amortization for the three and nine months ended September 30, 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported income (loss) before cumulative effect of accounting change	$115	$(1,067)	$(3,622)	$(1,120)
Add back: goodwill amortization, net of tax benefit	—	29	—	59

Adjusted income (loss) before cumulative effect of accounting change	$115	$(1,038)	$(3,622)	$(1,061)

Basic and diluted income (loss) per share:
Reported income (loss) before cumulative effect of accounting change	$0.01	$(0.07)	$(0.22)	$(0.07)
Add back: Goodwill amortization, net of tax benefit	—	—	—	—

Adjusted income (loss) per share before cumulative effect of accounting change	$0.01	$(0.07)	$(0.22)	$(0.07)

Item 2. Management’s Discussion and Analysis or Plan of Operation

      (B) Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company’s Form 10-KSB for the year ended December 31, 2001.

General

SIMEX Technologies, Inc. and subsidiaries (the “Company”) has no principal operations. Its office is located in Alpharetta, Georgia.

Results of Operations (In thousands)

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 2002 to the comparable periods ended September 30, 2001.

Selling, general and administrative expenses during the three months ended September 30, 2002 were $93. During the three months ended September 30, 2001, selling, general and administrative expenses were $76. The increase in selling, general and administrative was due to increases in travel, legal and accounting costs related to the sale of the Company’s Norwegian operations. Selling, general and administrative expenses during the nine months ended September 30, 2002 were $225. During the nine months ended September 30, 2001, selling, general and administrative expenses were $159. The increase in selling, general and administrative was due to increases in travel, legal and accounting costs related to the sale of the Company’s Norwegian operations.

During the three months ended September 30, 2002, the Company recognized $209 in income from discontinued operations. This income was primarily due to proceeds from the sale of the Company’s Norwegian operations. During the nine months ended September 30, 2002, the Company recognized $(3,391) in losses from discontinued operations. These losses were primarily due to a re-valuation of the goodwill associated with the original purchase of the Company’s Norwegian operations. Losses of $(991) and $(961), respectively, during the three and nine months ended September 30, 2001 were due to operating losses from discontinued operations.

During the nine month period ended September 30, 2002, the Company recorded a $(628) loss due to the cumulative effect of an accounting change associated with the Company’s adoption of SFAS 142, Goodwill and Other Intangible Assets, which was effective January 1, 2002.

During the three months ended September 30, 2002, the Company had net income of $115 or $0.01 per diluted weighted-average share. During the three months ended September 30, 2001, the Company reported net loss of $(1,067) or $(0.07) per diluted weighted-average share. The $1,182 increase in net income for the three months ended September 30, 2002, was primarily due to proceeds from the sale of the Company’s Norwegian operations and reduced operating losses from discontinued operations.

During the nine months ended September 30, 2002, the Company had a net loss of $(4,250) or $(0.26) per diluted weighted-average share. During the nine months ended September 30, 2001, the Company reported a net loss of $(1,120) or $(0.07) per diluted weighted-average share. The $3,130 increase in net loss for the nine months ended September 30, 2002, was primarily due to losses of $(3,391) from discontinued operations and a $628 cumulative effect of accounting change recorded in the nine months ended September 30, 2002.

Liquidity and Capital Resources (In thousands)

During the nine months ended September 30, 2002, the Company experienced negative operating cash flows of $(2,535). Negative operating cash flows in the nine months ended September 30, 2002 were primarily created by a net loss from continuing operations before cumulative effect of accounting change of $(231) and, additionally, the net effect of operating cash flows from discontinued operations resulted in additional cash used of $(2,155). During the nine months ended September 30, 2001, the Company experienced negative operating cash flows of $(1,669). Negative operating cash flows in the six months ended June 30, 2001 were primarily the result of cash used in discontinued operations of $(1,636).

Net cash provided by investing activities of $1,107 during the nine months ended September 30, 2002 resulted primarily from the sale of the Company’s Norwegian operations. Net cash provided by investing activities of $416 during the nine months ended September 30, 2001 resulted from the investing activities of discontinued operations.

Net cash provided by financing activities of $2,128 during nine months ended September 30, 2002 was primarily due to the financing activities associated with discontinued operations. Net cash provided by financing activities of $1,451 during nine months ended September 30, 2001 was due to financing activities associated with discontinued operations.

The Company believes that its available cash resources should be sufficient to meet its anticipated working capital and capital expenditure requirements for the next 12 months. The Company sold its Norwegian subsidiary to provide the necessary cash resources to satisfy its debt obligations, fund its working capital needs and provide sufficient resources to pursue other business opportunities.

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

In July 2002, the Financial Accounting Standards Board (“FASB”) issue Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force (“EITF”) 94-3 Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year, which begins January 1, 2003 and does not believe it will materially affect its reported results of operations, or financial condition upon adoption.

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

Item 4. Controls and Procedures

In the quarter ended September 30, 2002, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Management reviewed the Company's internal controls as of a date within 90 days of the filing date of this report and concluded, as of such date, the disclosure controls and procedures were adequate and effective.

PART II. OTHER INFORMATION

Item 1. through Item 4. Not applicable.

Item 5. Other information.

On November 13, 2002, the Company sold its wholly-owned subsidiary, Simex Capital, Inc., which included the Company’s equipment leasing operation. The agreement was approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the sale, the Company received 150,000 shares of the Company’s common stock, a nominal cash amount and agreed to cancel certain intercompany indebtedness for all the common shares of Simex Capital, Inc.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

(b)	Reports on Form 8-K

On August 12, 2002, the Registrant filed a report on Form 8-K announcing closing of the sale of the Company’s Norwegian subsidiary.

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

SIMEX TECHNOLOGIES, INC.

DATE: November 19, 2002	BY:	/s/ Kjell Jagelid

Kjell Jagelid Chief Executive Officer, President and Acting Chief Financial Officer

CERTIFICATIONS

I, Kjell Jagelid, certify that:

     (1)  I have reviewed this quarterly report on Form 10-QSB of SIMEX Technologies, Inc.;

     (2)  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     (3)  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in al material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this quarterly report; and

     (4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6)  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002	By:	/s/ Kjell Jagelid

Kjell Jagelid Chief Executive Officer, President & Acting Chief Financial Officer