Form 10KSB
period 2002-12-31
SIMEX TECHNOLOGIES INC
filed 2003-04-15
CIK 1089499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to

Commission file number 0-26599

SIMEX TECHNOLOGIES, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	58-2465647
(State of Incorporation)	(I.R.S. Employer Identification
Number)

602 Abbey Court
Alpharetta, Georgia 30004
(Address of principal executive offices and zip code)
Issuer’s telephone number: (404) 580-8152

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.001 par value	Name of each exchange on which registered OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act: None

               Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   [X]   No   [  ]

               Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or

information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [   ]

               The Issuer’s revenues for the fiscal year ended December 31, 2002 were $0.

               The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 10, 2003 was approximately $671,000.

As of March 10, 2003, there were 16,554,908 shares of common stock, par value $.001 per share, outstanding.

               The index to exhibits appears on page 24 of this document.

DOCUMENTS INCORPORATED BY REFERENCE

               None

Transitional small business disclosure format: Yes [  ] No [ X ]

SIMEX TECHNOLOGIES, INC.

FORM 10-KSB
For the Year Ended December 31, 2002

PART I

Item 1.      Description of Business.

SIMEX Technologies, Inc., a Delaware corporation together with its subsidiaries, is referred to herein as the “Company.”

Some of the information in this report may contain forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “estimate,” “continue” or similar words. These statements discuss future expectations, contain projections of results of operations or of financial condition or state other “forward-looking” information. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements (“Cautionary Statements”) include: the general strength or weakness of the Company’s products, the industry, and the pricing policies of competitors. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

All amounts throughout this Form 10-KSB are expressed in U.S. dollars unless otherwise indicated.

Business Development

The Company’s predecessor corporation was originally organized in 1983 with limited operations until its reorganization with SIMEX A/S, a Norwegian corporation, on April 28, 1998. Under the terms of the reorganization, the principal shareholders of SIMEX A/S became the majority shareholders of the Company, and SIMEX A/S became a wholly-owned subsidiary of the Company. Substantially all of the Company’s revenues were derived from the operations of SIMEX A/S until its sale by the Company on August 2, 2002.

SIMEX A/S began operations in 1980 as an engineering and service company based in Stavanger, Norway. In May of 1998, SIMEX A/S acquired Norsk Kjoleindustri A/S (“Norwegian Cooling Industries”), which was an HVAC equipment design, manufacturer and maintenance organization that, among its products, manufactured and installed ice machines and other cooling equipment for a variety of applications. In late 1998, SIMEX A/S also acquired four (4) other companies engaged in welding, manufacturing and service businesses, which complimented and diversified the materials and services that SIMEX A/S offered to its existing customers as a full-house service organization. This expansion of the number of products and services positioned the Company to compete with other engineering and construction companies and to expand its services to other markets. See also “Divestitures”.

In April of 1999, the Company reincorporated as a Delaware corporation and changed its name to SIMEX Technologies, Inc. In July of 1999, the Company filed its Registration Statement on Form 10-SB.

During the year ended December 31, 2000, the Company decided to sell certain operations, which represented the Company’s maintenance and service segment. This was done, at the time, to allow the Company to focus on its core business, the design, engineering, fabrication, production and installation of commercial projects for the oil and gas industry.

On May 15, 2002, the Company entered into a binding agreement to sell its Norwegian subsidiary. The agreement was approved by a unanimous vote of the Company’s Board of Directors. On July 12, 2002, the Company mailed to shareholders and filed with the SEC a definitive Form 14C which acknowledged that holders of a majority of the Company’s outstanding common stock had already agreed to vote in favor of the sale. The sale closed on August 2, 2002. Due to these circumstances, operating results of the Company’s Norwegian subsidiary are reported in this Form 10-KSB as discontinued operations.

During the quarter ended September 30, 2002, the Company made a decision to sell its wholly owned subsidiary, Simex Capital, Inc., which included the Company’s equipment leasing operation. The sale was approved by a unanimous vote of the Company’s Board of Directors. The sale closed on November 13, 2002. Due to these circumstances, operating results of the Company’s equipment leasing operation are reported in this Form 10-KSB as discontinued operations.

Acquisitions

The Company embarked on an acquisition plan in 1998 designed, at the time, to develop additional technical capabilities and products to supplement its traditional areas of expertise. Through acquisitions in the steel fabrication, HVAC design and installation and cooling products industries in Norway, the Company was able to assemble additional production and service capabilities, merge them into its operating structure and facilities to insure quality and efficiency, and began developing markets for these products and services. During the year ended December 31, 2000, the Company decided to sell certain operations, which represented the Company’s maintenance and service operations. This was done, at the time, to allow the Company to focus on its core business, the design, engineering, fabrication, production and installation of commercial projects for the oil and gas industry. See also “Divestitures”.

Principal acquisitions during 1998 were based on the Company’s objective of augmenting its product and service capabilities in the Norwegian/North Sea region with a plan to expand its existing markets for these products and services in Norway and the North Sea. Principal among the 1998 acquisitions were the following:

Norwegian Cooling Industries was an HVAC equipment design, manufacturer, and maintenance company located in Stavanger, Norway. Norwegian Cooling Industries’ refrigeration products and services complimented the Company’s existing HVAC business. Norwegian Cooling Industries’ production, service and engineering were directly connected with SIMEX A/S’s business with the additional benefits of a proprietary ice-cooling system for the marine and off-shore industries. Norwegian Cooling Industries distributed high capacity ice machines for off-shore as well as on-shore uses. Norwegian Cooling Industries also had distributed the “Kuldevakten” monitoring and control systems for a variety of applications, including supermarkets, food production and distribution, marine vessels and hospitals. However, due to inadequate profit margins, “Kuldevakten” monitoring and control systems were discontinued as a Company product during 2001. All of the outstanding stock of Norwegian Cooling Industries was purchased in May 1998, and its administrative offices were moved to the offices of SIMEX A/S. The operations of Norsk Kjoleindustri were relocated within Simex AS operations in Stavanger. The ownership interest was purchased for approximately $2.7 million in cash.

Weld Tech A/S was a metal fabrication company in Stavanger, Norway. Weld Tech was purchased in November 1998. It was a specialized fabrication and welding contractor in the oil and gas service industry. Weld Tech A/S owns certain welding and cutting equipment including a new “water plasma cutter” that it leased to general contractors on a fee basis. Engineering, production and administration have been relocated within SIMEX A/S operations in Stavanger. Weld Tech was acquired for approximately $1.3 million in cash, plus 450,000 shares of the Company’s common stock.

Hordaror A/S, a commercial plumbing and mechanical contractor located in Bergen, Norway was relocated with other SIMEX A/S operations in Bergen. It provided sophisticated support systems for the projects that it undertook. Hordaror was purchased for approximately $104,000 plus 13,513 shares of the Company’s common stock. In December 1999, the Company reacquired 9,400 of the 13,513 shares of the Company’s common stock as an adjustment to the purchase price of Hordador. This adjustment to the purchase price was a result of Hordador not meeting certain performance requirements, which were a part of the purchase agreement.

Vest Norge Doors A/S was a specialty manufacturer of over-sized door systems in Stavanger, Norway. Vest Norge Doors A/S developed a proprietary horizontal folding door used for combustible containment and protection in extreme weather conditions and emergency use in accordance with international standards. These doors were used on several oil and gas platforms, helicopter hangars and other related facilitates. Vest Norge Doors was purchased for approximately $135,000 plus 38,000 shares of the Company’s common stock in November 1998. On January 1, 2002, the Company sold its interests in Vest Norge Doors A/S to two Company employees. The Company’s interest was sold for $88,000 cash paid at closing and a loss was recognized.

In September of 1998, SIMEX A/S purchased the assets of OIN Sprinkler A/S, including its inventory and accounts receivable. This company designed and installed sprinkler systems for fire prevention both for off-shore and on-shore construction projects. The assets of OIN Sprinkler were purchased for approximately $60,000 plus 22,400 shares of the Company’s common stock.

In March of 2000, SIMEX A/S purchased the assets of Karlsen Mekaniske, including its inventory and accounts receivable. This company was a state-of-the-art computerized numeric controlled equipment milling and turning fabrication operation. The assets of Karlsen Mekaniske were purchased for approximately $375,000 plus 110,700 shares of the Company’s common stock.

On July 2, 2001, the Company purchased all of the assets of Bryne Elektriske, a Norwegian corporation located in Stavanger, Norway that performed commercial and industrial construction work. The primary purpose of the acquisition was to give the Company additional work force and coverage needed to fulfill growth projections in the North Sea gas and oil industry as well as in the commercial and industrial sector. The purchase price of $3,231,000 was paid with $317,000 in cash at closing, a note for $185,000, which matured and was paid on September 1, 2001 and 2,872,000 shares of the Company’s common stock. Included in the purchase price was $319,000 deemed to be compensation for certain key employees and was amortized ratably over the 12-month term of the employment agreements. Goodwill resulting from the acquisition amounted to $2,751,000 was deemed appropriate, at the time, to accomplish growth projections in the North Sea gas and oil industry. None of the goodwill was expected to be deductible for tax purposes.

On August 2, 2001, the Company purchased all of the assets of Vendor Leasing Financial Services, Inc., (“Vendor Leasing”) a U.S. corporation located in Alpharetta, Georgia, that provided commercial equipment leasing and financing services. The primary purpose of the acquisition was to offer financing of oil and gas related equipment in both the American and International sectors. The purchase price of $600,000 included $100,000 cash paid at closing, 500,000 shares of the Company’s common stock. A future cash payment of $110,000 was to be paid provided certain performance targets were achieved. The number of shares given to seller was subject to change based on the number of shares of the Company’s common stock required to provide the seller with $500,000 of the Company’s stock 18 months after the closing date of the acquisition. However, the Company could, at its option, choose to make up any loss of value in cash rather than shares of its common stock, to achieve the required $500,000 of consideration. As a result of the sale of the Company’s Simex Capital subsidiary, which included Vendor Leasing, on November 13, 2002, the requirement to make up this loss of value was cancelled along with the cash payment related to meeting performance targets. Goodwill resulting from the acquisition amounted to $628,000 and was deemed appropriate, at the time, to provide the Company with the ability to offer financing of oil and gas related equipment in both the American and International sectors. None of the goodwill was expected to be deductible for tax purposes.

On October 10, 2001, the Company purchased all of the assets of Hellevicks, a Norwegian corporation located in Stavanger, Norway, that performed commercial roofing construction work. The primary purpose of the acquisition was to fulfill growth projections in the commercial and industrial sector. The purchase price of $230,000 was paid with $50,000 cash at closing plus 200,000 shares of the Company’s common stock, which were issued from treasury shares received by the Company from the sale of its 51% interest in Unitron.

Divestitures

During the year ended December 31, 2000, the Company sold its interests in Telefrost A/S and Gjenvinning Midt Norge A/S. These interests had been acquired during the May 1998 purchase of Norwegian Cooling Industries.

On October 1, 2001, the Company sold its 51% interest in Unitron to a former employee for 200,000 shares of the Company’s common stock. The shares were subsequently used on October 10, 2001 to complete the Company’s purchase of Hellevicks.

On January 1, 2002, the Company sold its interests in Vest Norge Doors A/S to two Company employees. The Company’s interest was sold for $88,000 cash paid at closing and a loss was recognized.

On May 15, 2002, the Company entered into a binding agreement to sell its Norwegian subsidiary to Jostein Tjelta, a Norwegian businessman. The agreement was approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the agreement, the Company received $1,500,000 in cash for all the common shares of its Norwegian subsidiary and agreed to cancel certain inter-company indebtedness due to the Company from its Norwegian subsidiary. The $1,500,000 was received by the Company and escrowed on May 16, 2002. On July 12, 2002, the Company mailed to shareholders and filed with the SEC a definitive Form 14C which acknowledged that holders of a majority of the Company’s outstanding common stock had already agreed to vote in favor of the sale. The sale closed on August 2, 2002 and the funds were released to the Company from the escrow account. Due to these circumstances, operating results of the Company’s Norwegian subsidiary are reported in this Form 10-KSB as discontinued operations.

During the quarter ended September 30, 2002, the Company made a decision to sell its wholly owned subsidiary, Simex Capital, Inc., which included the Company’s equipment leasing operation. The proposed sale was approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the proposed sale, the Company received 150,000 shares of the Company’s common stock, a nominal cash amount and agreed to cancel certain intercompany indebtedness for all the common shares of Simex Capital, Inc. The sale closed on November 13, 2002. Due to these circumstances, operating results of the Company’s equipment leasing operation are reported in this Form 10-KSB as discontinued operations.

Business of Company

The Company is, since the sale of its operating subsidiaries during 2002, a public company with no operating activities. The Company therefore has no business segments:

                Industry Background

As of November 13, 2002, commensurate with the sale of its last operating subsidiary, the Company has no operations in any industry.

                Products and Services

As of November 13, 2002, commensurate with the sale of its last operating subsidiary, the Company has no products and services.

                Competition

As of November 13, 2002, commensurate with the sale of its last operating subsidiary, the Company has no competitive situations.

                Raw Material Availability and Suppliers

As of November 13, 2002, commensurate with the sale of its last operating subsidiary, the Company has no operating requirement for raw materials.

                Government Regulation

The Company is subject to laws and regulations concerning the environment and occupational safety the United States and local government areas in which its corporate office is located.

                Research and Development Expenditures

As of November 13, 2002, commensurate with the sale of its last operating subsidiary, the Company has no research and development expenditures.

                Cost and Effect of Environmental Regulations

The Company must comply with United States laws concerning the environment. Because the Company has no operating activities, these environmental laws have limited impact on the Company.

                Employees

As of December 31, 2002, the Company had one employee.

                Management’s Plans

Since the sale of its operating subsidiaries in 2002, the Company has been seeking an acquisition or merger candidate. The Company’s resources consist of $681 in cash equivalents. The Company is seeking an operating company with a viable product or service that has growth potential.

On March 25, 2003, the Company entered into a non-binding letter of intent with Probity Investigations, Inc. (“Probity”), a corporation that distributes security-monitoring equipment. The letter of intent contemplates a merger between Probity and a subsidiary of the Company, with Probity being the surviving corporation. There can be no assurances that a definitive agreement will be executed with Probity or that a merger will ultimately be consummated. In the event that a merger transaction with Probity is not consummated, there can be no assurances that a qualified acquisition or merger candidate, who is interested in completing a transaction, can be identified and that any such transaction will actually be consummated.

Item 2.      Description of Property.

The Company’s executive offices are located in Alpharetta, Georgia (metro Atlanta) consisting of approximately 300 square feet of leased space, on a month-to-month lease.

Item 3.      Legal Proceedings

As of the date of this report, the Company’s is not involved in any legal proceedings.

Item 4.      Submission of Matters to a Vote of Securities Holders

During the quarter ended December 31, 2002, there were no matters submitted to a vote of security holders.

PART II

Item 5.      Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is listed for trading on the OTC Bulletin Board under the symbol SMXT.OB.

The following is the range of high and low bid information for each quarter for the two (2) years ended December 31, 2002 and 2001:

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2002		DECEMBER 31, 2001
QUARTER	HIGH	LOW	HIGH	LOW
First	$0.20	0.10	$0.69	0.25
Second	0.45	0.13	0.95	0.20
Third	0.30	0.05	0.90	0.12
Fourth	0.20	0.05	0.20	0.07

The quotation reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

The approximate number of holders of the common stock of Company is 200 as of December 31, 2002.

The Company has not paid any dividends on its common shares in the past, and it is not expected to pay any dividends in the foreseeable future.

           Recent Sales of Unregistered Securities

1.      On December 19, 2002, the Company issued 150,000 shares of its common stock to its President and CEO Kjell Jagelid. These shares had been received by the Company as a result of the sale of Simex Capital in November 2002 and held as treasury shares until their issuance to Mr. Jagelid. The shares were issued as compensation to Mr. Jagelid and an expense of $7,500 was recorded based upon estimated fair value of the Company’s common stock. This issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2), as a transaction not involving any public offering. No underwriters were involved in connection with the sales of these securities.

     Item 6.      Management’s Discussion and Analysis or Plan of Operation

     Forward Looking-Statements and Associated Risks

This Annual Report on Form 10-KSB contains certain forward-looking statements. These forward-looking statements are based largely on the Company’s current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In view of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report on Form 10-KSB will in fact transpire.

The following discussion of the financial condition and results of operations of the Company should be read with the Company’s Consolidated Financial Statements, including the Notes, provided elsewhere in this Annual Report.

                Overview

The Company is, since the sale of its operating subsidiaries during 2002, a public company with no operating activities.

The Company is the successor by way of reorganization to a predecessor public shell company. Since the reorganization in April 1998, the Company, through its wholly owned subsidiary, SIMEX A/S, acquired six companies. Due to the sale of SIMEX A/S in May 2002 and Vendor Leasing in November 2002, the historical financial data presents the results of their operations as discontinued operations. The Company operated with a profit for the year ending December 31, 1998, but incurred losses for the years ending December 31, 1999, 2000, 2001 and 2002.

The Company’s expenses include primarily general and administrative expenses. General and administrative expenses include management, accounting, legal and human resources costs. The Company has budgeted approximately $10,000 per month in 2003 for general and administrative expenses. This budgeted amount includes overhead costs and direct operating costs as well as accounting costs associated with the audit of the Company’s financial statements and anticipated legal expenses. The Company’s future success will depend largely on its ability to identify and acquire profitable businesses through acquisition or merger.

In November 1999, the Company’s Board of Directors approved a stock option plan, which reserves for issuance 1,923,600 shares of the Company’s common stock for its employees, directors and consultants. The Company did not grant any options under this plan in 1999. In 2000, the Company granted 192,000 options under this plan to various Norwegian employees, including 20,000 options granted to the Company’s then CEO, Elmer Lunde. There were no options granted during 2001 or 2002. The 192,000 options granted in 2000 were cancelled in 2002, following the sale of the Company’s Norwegian subsidiary. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. The amount of these potential future compensation expenses is unknown.

Results of Operations (in thousands)
Fiscal 2002 Compared to Fiscal 2001

CONSOLIDATED STATEMENT
OF OPERATIONS DATA
(IN THOUSANDS)

	YEARS ENDED DECEMBER 31,
	2002	2001

Selling, general and administrative expenses	$280	$230
Interest expense, net	3	4

Loss from continuing operations before income taxes and cumulative effect of accounting change	(283)	(234)
Income taxes	—	—

Loss from continuing operations before cumulative effect of accounting change	(283)	(234)
Loss from discontinued operations, net of income taxes of $418 in 2001	(3,261)	(793)

Loss before cumulative effect of accounting change	(3,544)	(1,027)
Cumulative effect of accounting change	(628)	—

Net loss	$(4,172)	$(1,027)

Results of Operations (in thousands)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $50 or 22%, to $280 for the year ended December 31, 2002 from $230 for the year ended December 31, 2001. The increase was primarily attributable to increased cost and professional fees related to the sale of the operating subsidiaries of the Company.

Loss from Discontinued Operations

During the year ended December 31, 2002, the Company sold its Norwegian construction subsidiary and its equipment leasing operations, effectively representing all of the Company’s operating activities. Losses of $3,261 from discontinued operations during the year ended December 31, 2002, resulted primarily from a loss of approximately $3,392 from the impairment of goodwill associated with the Company’s Norwegian operations. The 2002 loss was decreased by gains of approximately $399 on the sale of the Company’s operating subsidiaries, but increased by a comparative amount of 2002 operating losses from discontinued operations.

During the year ended December 31, 2001, the Company incurred losses of approximately $793 associated with discontinued operations. These 2001 losses were primarily the result of operating losses and increasing the deferred tax asset valuation allowance from discontinued operations.

Net Loss

During the year ended December 31, 2002, the Company had a net loss of $(4,172) or $(.25) per diluted weighted-average share. During the year ended December 31, 2001, the Company reported a net loss of $(1,027) or $(.07) per diluted weighted-average share. The $3,145 increase in net loss for the year ended December 31, 2002, was primarily due to an increase of approximately $2,468 in losses from discontinued operations, a $628 loss resulting from the cumulative effect of an accounting change related to the impairment of goodwill associated with the acquisition of the Company’s equipment leasing subsidiary and a $50 increase in selling, general and administrative expenses.

Financial Condition, Liquidity and Capital Resources (in thousands)

Operating Activities

Cash flows used in operating activities for the year ended December 31, 2002 aggregated $(2,580) compared to cash used in operating activities for the year ended December 31, 2001 of $(1,094). The unfavorable impact on operating cash flows for the year ended December 31, 2002 was primarily due to $(2,091) cash used in discontinued operations and a net loss from continuing operations of $(283). The unfavorable impact on operating cash flows for the year ended

December 31, 2001 was primarily due to $(1,014) cash used in discontinued operations and a net loss from continuing operations of $(234).

Investing Activities

Cash provided by investing activities for the years ended December 31, 2002 and 2001 aggregated $1,107 and $478, respectively. The cash provided for the year ended December 31, 2002 was due to net activity from discontinued operations. The cash provided for the year ended December 31, 2001 was primarily due to net activity from discontinued operations.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2002 were $2,128. During the year ended December 31, 2002, cash was provided by net activity from discontinued operations of $2,328, offset by payments of $(200) on note payable - bank. Cash flows provided by financing activities for the year ended December 31, 2001 were $585. During the year ended December 31, 2001, cash was provided by net activity from discontinued operations of $385 plus proceeds from note payable - bank of $200.

Revolving Line of Credit

In 2001, the Company obtained a $200 line of credit from a U.S. bank. The U.S. bank line was used primarily to fund the purchase of Vendor Leasing and provide working capital to fund U.S. operations. The note bore interest at the prime interest rate plus 1.00% (5.75% at December 31, 2001). The term of the line of credit was to expire September 20, 2002. The note was paid in full and cancelled in August 2002.

The Company currently does not have any commitments for any significant capital expenditures during 2003. However, any acquisition or merger transaction would result in an increase in the Company’s professional services expense. The Company believes that its available cash resources will be adequate to provide for its anticipated working capital and capital expenditure requirements for at least the next twelve months, which the Company estimates to be approximately $10 per month.

Management’s Plans

Since the sale of its operating subsidiaries in 2002, the Company has been seeking an acquisition or merger candidate. The Company’s resources consisted of $681 in cash and cash equivalents as of December 31, 2002. The Company is seeking an operating company with a viable product or service that has growth potential. Associated with the search for an acquisition or merger candidate, the Company has entered into a consulting agreement with a former officer of the Company. Under the agreement, the Company will pay the former officer $10 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate. If an acquisition or merger is consummated, the former officer will also receive 500,000 shares of the Company’s common stock.

On March 25, 2003, the Company entered into a non-binding letter of intent with Probity Investigations, Inc. (“Probity”), a corporation that distributes security-monitoring equipment. The letter of intent contemplates a merger between Probity and a subsidiary of the Company, with Probity being the surviving corporation. There can be no assurances that a definitive agreement will be executed with Probity or that a merger will ultimately be consummated. In the event that a merger transaction with Probity is not consummated, there can be no assurances that a qualified acquisition or merger candidate, who is interested in completing a transaction can be identified and that any such transaction will actually be consummated.

Impact of Accounting Standards Adopted During 2002

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” effective January 1, 2002. Under the new guidance, the Company performed a transitional assessment of whether goodwill existing as of January 1, 2002, was impaired. To accomplish this transitional impairment analysis, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. In 2002, the Company determined the fair value of two of its reporting units was less than reporting units’ carrying amount. The Company compared the impaired fair value of the reporting units’ goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to purchase price allocation in accordance with SFAS No. 141, “Business Combinations”, to its carrying amount, both of which were measured as of January 1, 2002, the date of adoption. During the quarter ended June 30, 2002, the Company recorded a combined impairment charge of $4,020 related to goodwill associated with its two operating subsidiaries. Of the $4,020 charge, $3,392 associated with the Company’s Norwegian subsidiary is reported in the loss from discontinued operations and $628 associated with the Company’s equipment leasing subsidiary was reported as the cumulative effect of an accounting change.

Impact of Accounting Standards Issued But Not Yet Adopted

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Recission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after December

15, 2002, with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, (“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Fin 45”). Fin 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. Fin 45 also requires additional disclosure about the guarantor’s obligations under certain obligations that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51” (“Fin 46”). Fin 46 establishes the criteria for consolidating variable interest entities. The Company is evaluating Fin No. 46, which is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

Item 7. Financial Statements

See “Financial Statements and Notes to Financial Statements” set forth on page 27 through 42 of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with independent auditors nor any changes in the Company’s independent auditors.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers, directors and certain key employees, their ages as of December 31, 2002 and their position(s) with SIMEX are as follows:

MR. KJELL JAGELID	59	Director and President since December 2000. Mr. Jagelid has over 20 years experience in manufacturing and construction. Mr. Jagelid invented equipment and processes used in the Company’s former post-tensioning construction segment and holds approximately fifteen patents in the manufacturing and construction industries. Mr. Jagelid has been employed by the Company on various occasions since the 1980’s. Mr. Jagelid graduated from PHF, Goteborg, Sweden with a Bachelor’s Degree in Finance and obtained a Master’s Degree in Civil and Mechanical Engineering from GTL, Sweden. Mr. Jagelid is fluent in Swedish, English and the Scandinavian languages and is conversational in German.

MR. C. MICKLE MOYE	66	Director since May 1999. Chairman of the Board since November 5, 2001. Mr. Moye has served as the President and Chief Executive Officer of three bank and trust companies over the past 15 years. In December 1998, Mr. Moye retired as President and CEO of Security State Bank, Canton, Georgia after 10 years of employment. Mr. Moye holds a B.S. degree in Industrial Management from the Georgia Institute of Technology and has pursued post-graduate studies at the Harvard Business School.

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

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of SIMEX’s Board of Directors, its executive officers and holders of 10% or more of its outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of SIMEX common stock and their transactions in such common stock. Based upon (1) the copies of Section 16(a) reports that SIMEX received from such persons for transactions in the common stock and their common stock holdings for the fiscal year ended December 31, 2002, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period. SIMEX believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than 10% shareholders, except as described herein.

Mr. Jagelid failed to timely file a Form 4 to report his receipt of 150,000 shares of common stock from the Company in December 2002. Mr. Jagelid filed a Form 4 to report this acquisition on April  9, 2003.

Item 10.   Executive Compensation

Other than the Company’s former Treasurer, Elmer Lunde, no executive officer, director or other individual received compensation of more than $100,000 for the prior fiscal year.

The compensation paid in 2002, 2001 and 2000 to the Chief Executive Officer of the Company and to the President of the Company is set forth in the table below.

SUMMARY COMPENSATION TABLE
THE COMPANY

			ANNUAL
			COMPENSATION		LONG-TERM COMPENSATION
					AWARDS	PAYOUTS
								ALL
NAME AND				OTHER ANNUAL	RESTRICTED	OPTIONS	LTIP	OTHER
PRINCIPAL		SALARY	BONUS	COMPENSATION	STOCK	/SARs	PAYOUT	COMPENSATION
POSITION	YEAR	($)	($)	($)	AWARDS	(#)	($)	($) (3)
Kjell Jagelid	2002	0	0	0	0	0	0	153,700
President (1)	2001	0	0	0	0	0	0	10,500
	2000	0	0	0	0	0	0	7,250
Elmer Lunde	2002	125,000	0	0	0	0	0	0
Treasurer (2)	2001	157,430	0	0	0	0	0	0
	2000	199,000	0	0	0	20,000	0	0

(1)	Mr. Jagelid was elected President and a Director in December 2000.

(2)	Mr. Lunde resigned his position in July 2002, commensurate with the sale of the Company’s Norwegian subsidiary.

(3) Mr. Jagelid’s other compensation in 2000 and 2001 consisted of professional fees for management services rendered. Mr. Jagelid’s 2002 other compensation consisted primarily of professional fees for his negotiation of the sale of the Company’s Norwegian subsidiary.

There were 192,000 stock option granted to Norwegian employees of the Company during the year ended December 31, 2000, including 20,000 options granted to the Company’s then CEO, Elmer Lunde. These options were cancelled following the sale of the Company’s Norwegian subsidiary during 2002. The Company has no stock appreciation rights (“SARs”) outstanding.

     DIRECTOR COMPENSATION

Outside Directors receive $1,000 per meeting. Other Directors receive no cash remuneration for serving on the Board of Directors but are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings.

     EMPLOYEE CONTRACTS

The Company has no employment agreements.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of December 31, 2002 certain information regarding beneficial ownership of common stock by:

-	Each person known to the Company who owns beneficially more than five percent (5%) of the common stock;

-	The directors;

-	The executive officers; and

-	All executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of the date of this Registration Statement are deemed outstanding. These shares, however are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name. Unless otherwise indicated, the address for the following shareholders is c/o SIMEX Technologies, Inc.

	COMMON
	STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NO. OF SHARES	% OF CLASS
BYRNE ELEKTRISKE A/S (2) Blaberg 30 Kvernland, Norway 4355	2,872,340	17.34%
LANCER OFFSHORE, INC 375 Park Avenue, Suite 2006 New York, New York 10512	1,516,000	9.15%
Mr. KJELL JAGELID (3)	5,222,500	31.53%
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (2 Persons)	5,222,500	31.53%

(1)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial” owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. A person is deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

(2)	Shares acquired from purchase of Byrne Elektriske by the Company in July of 2001.

(3)	Includes 4,750,000 shares beneficially owned through the Montain Sebring Generale Corporation (see Item 12 “Sale of Shares” in this report).

In November 1999, the Company’s board of directors approved a stock based compensation plan (“Plan”) under which shares or options can be granted to employees, directors and consultants. The Company will measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The Plan reserves for issuance 1,923,600 shares of the Company’s common stock for its employees, directors and consultants. As of December 31, 2002, there were no options granted under the Company’s stock option plan.

The following table presents the summary information relative to the Company’s equity compensation plan.

Equity Compensation Plan Information
Number of
securities
	Number of		remaining
	securities to be		available for future
	issued upon		issuance under
	exercise of	Weighted-average	equity
	outstanding	exercise price of	compensation
	options, warrants	outstanding	plans (excluding
	and rights	options, warrants	securities reflected
Plan category	(a)	and rights	in column (a))
Equity compensation plans approved by security holders	—	—	1,923,600
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,923,600

Item 12. Certain Relationships and Related Transactions

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

Sale to Former Employee

'

On October 1, 2001, the Company sold its 51% interest in Unitron to a former employee for 200,000 shares of the Company’s common stock. The shares were subsequently used on October 10, 2001 to complete the Company’s purchase of Hellevicks.

Sale of Shares

In December of 2000, Montain Sebring Generale, a Luxembourg Corporation whose sole trustee is Mr. Jan Bouts entered into a Purchase and Sales Agreement with Elmer Lunde (CEO and Chairman of the Board of the Company), Knut T. Rojvold (a key employee of the Company), and Oystein Frafjord (a key employee of the Company) (collectively the “Sellers”) for the purchase of a portion of their common shares in SIMEX Technologies, Inc. The following is a table of the number of shares sold and the number of remaining shares for each of the Sellers.

	Number of shares sold	Number of remaining shares
Elmer Lunde	4,750,000	414,779
Knut Rojvold	225,000	505,323
Oystein Frafjord	225,000	505,323

The purchase price of the shares was $.24 per share. A Promissory Note (the “Note”) was executed by Montain Sebring Generale to the Sellers. The aggregate principal amount of the Note is $1,248,000. The terms of the Note require all of the 5,200,000 shares sold to be held as security until the Note is paid in full. The first payment on the Note, in the amount of $198,000, was made on March 28, 2001.

The beneficiaries of Montain Sebring Generale are Kjell Jagelid (the Company’s President and a Director) and certain members of Elmer Lunde’s (the Company’s former Treasurer and a Director) family.

The Note is also secured by certain tangible assets and a Guaranty executed by Kjell Jagelid. All of the shares of stock are pledged pursuant to a Security Agreement to secure the repayment of the Note.

Consulting Agreement

Associated with the search for an acquisition or merger candidate, the Company has entered into a consulting agreement with Arnold Johns, a former officer of the Company. Under the agreement, the Company will pay Mr. Johns $10 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate. If an acquisition or merger is consummated, the former officer will also receive 500,000 shares of the Company’s common stock.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are filed as part of this report:

2.1	Plan of Merger (1)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Stock Purchase Agreement documenting the purchase of Byrne Elektriske A/S, a Norwegian corporation. (2)

10.2	Stock Purchase Agreement documenting the sale of our Norwegian subsidiary. (3)

10.3	Stock Based Compensation Plan executed November 1999.

21.1	List of the Company’s subsidiaries

99.1	Certification of Translated Foreign Language Documents (1)

99.2	Cautionary Statement under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Kjell Jagelid, Chief Executive Officer, President and Acting Chief Financial Officer of SIMEX Technologies, Inc.

(1)	Incorporated by reference to our registration statement on Form 10-SB, filed on September 14, 1999.

(2)	Incorporated by reference to our current report on Form 8-K, filed on July 17, 2001.

(3)	Incorporated by reference to our information statement on Schedule 14C, filed on July 12, 2002.

(b) No reports on Form 8-K were filed during the quarter ended December 31,2002

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”) and the acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company’s periodic SEC filings.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the most recent evaluation conducted by the CEO and CFO.

INDEX TO FINANCIAL STATEMENTS FOR THE COMPANY
SIMEX TECHNOLOGIES, INC.
AND SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
SIMEX Technologies, Inc.:

     We have audited the accompanying consolidated balance sheet of SIMEX Technologies, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMEX Technologies, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

   KPMG LLP

Atlanta, Georgia
March 21, 2003

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheet
(In thousands)

DECEMBER 31,
2002

ASSETS
Current assets:
Cash and cash equivalents	$681
Prepaid expenses and other current assets	1

Total current assets	$682

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35
Accrued liabilities	5

Total current liabilities	40

Shareholders’ equity:
Common stock, $.001 par value. Authorized 50,000 shares; 16,565 shares issued (note 6)	17
Additional paid-in capital	9,720
Accumulated deficit	(9,065)
Treasury stock, 10 shares at cost	(30)

Total shareholders’ equity	642

Commitments (note 3)
Total liabilities and shareholders’ equity	$682

See accompanying notes to consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	YEARS ENDED
	DECEMBER 31,

	2002	2001

Selling, general, and administrative expenses	$280	$230
Interest expense - net	3	4

Loss from continuing operations before income taxes and cumulative effect of accounting change	(283)	(234)
Income taxes (note 5)	—	—

Loss from continuing operations before cumulative effect of accounting change	(283)	(234)
Discontinued operations (note 2):
Loss from discontinued operations, net of income taxes $418 in 2001	(3,261)	(793)

Loss before cumulative effect of accounting change	(3,544)	(1,027)
Cumulative effect of accounting change (note 1)	(628)	—

Net loss	$(4,172)	$(1,027)

Loss per share (note 7):
Basic and diluted:
Continuing operations	$(.02)	$(.02)
Discontinued operations	(.19)	(.05)
Cumulative effect of accounting change	(.04)	—

Net loss	$(.25)	$(.07)

See accompanying notes to consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2002 and 2001
(In thousands)

						ACCUMULATED
						OTHER
						COMPREHENSIVE
						LOSS – FOREIGN
	COMMON STOCK		ADDITIONAL			CURRENCY		TOTAL
			PAID-IN	ACCUMULATED	TREASURY	TRANSLATION	DEFERRED	SHAREHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	ADJUSTMENT	COMPENSATION	EQUITY

Balances at December 31, 2000	12,994	$14	$6,479	$(3,866)	$(30)	$(1,132)	$—	$1,465
Issuance of common stock (note 6)	199	—	15			—		15
Purchase of businesses	3,372	3	2,907	—	—	—	—	2,910
Deferred compensation in acquisition	—	—	319	—	—	—	(319)	—
Deferred compensation amortized	—	—	—	—	—	—	160	160
Comprehensive loss:
Net loss	—	—	—	(1,027)	—	—	—	(1,027)
Foreign currency translation adjustments	—	—	—	—	—	(119)	—	(119)

Total comprehensive loss								(1,146)

Balances at December 31, 2001	16,565	17	9,720	(4,893)	(30)	(1,251)	(159)	3,404
Deferred compensation amortized	—	—	—	—	—	—	159	159
Comprehensive loss:
Net loss	—	—	—	(4,172)	—	—	—	(4,172)
Foreign currency translation adjustments	—	—	—	—	—	1,251	—	1,251

Balances at December 31, 2002	16,565	$17	$9,720	$(9,065)	$(30)	$—	$—	$642

See accompanying notes to consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	YEARS ENDED
	DECEMBER 31,

	2002	2001

Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(283)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8	10
Other	4	1
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1)	—
Accounts payable	(32)	49
Other current liabilities	(185)	94
Net activity from discontinued operations	(2,091)	(1,014)

Net cash used in operating activities	(2,580)	(1,094)

Cash flows from investing activities:
Acquisitions of machinery and equipment	—	(3)
Net activity from discontinued operations	1,107	481

Net cash provided by investing activities	1,107	478

Cash flows from financing activities:
Proceeds (payments) from note payable — banks, net	(200)	200
Net activity from discontinued operations	2,328	385

Net cash provided by financing activities	2,128	585

Effect of exchange rate changes in cash and cash equivalents	25	31

Net change in cash and cash equivalents	680	0
Cash and cash equivalents at beginning of year	1	1

Cash and cash equivalents at end of year	$681	$1

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
(In thousands)

	YEARS ENDED
	December 31,

	2002	2001

Supplemental disclosure of cash flows information:
Cash paid during the years for:
Interest — continuing operations	$6	$4

Interest — discontinued operations	$190	$467

Income taxes — continuing operations	$—	$—

Income taxes — discontinued operations	$—	$—

Acquisitions — discontinued operations	$—	$417

In July 2001, the Company acquired the assets of Bryne Elektriske (note 8):
Fair value of tangible assets acquired	$—	$164
Goodwill	—	2,751
Deferred compensation	—	319
Liabilities assumed	—	(188)
Common stock	—	(2,729)

Cash paid	$—	$317

In August 2001, the Company acquired the assets of Vendor Leasing (note 8):
Fair value of tangible assets acquired	$—	$118
Goodwill	—	628
Liabilities assumed	—	(146)
Common stock	—	(500)

Cash paid	$—	$100

                    See accompanying notes to consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2002 and 2001

(In thousands, except per share data)

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A)	DESCRIPTION OF BUSINESS

SIMEX Technologies, Inc. and subsidiaries (collectively, the “Company”) sold its two operating subsidiaries during the year ended December 31, 2002. As a result the operating activities of the Company will be reported as discontinued operations. The Company had no operating activities as of December 31, 2002. (see note 2).

(B)	PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of SIMEX Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)	CASH EQUIVALENTS

Cash equivalents of $681 at December 31, 2002 consist of cash and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(D)	GOODWILL

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. At December 31, 2001, the Company reported approximately $6 million of unamortized goodwill that was subject to the transition provisions of SFAS No. 142. The Company has determined the effect of adopting SFAS No. 142 and made appropriate adjustments to its goodwill valuation during 2002. The financial impact of the goodwill valuation adjustment recorded in 2002 was an approximate $4,020 charge to net loss consisting of $3,392 impairment charge and $628 as a cumulative effect in change of accounting.

The pro forma effect had the Company not amortized goodwill in 2001 was no effect on continuing operations and net loss and loss per share would have been $(968) and $(.07) per share, respectively.

In 2001 and prior years goodwill, which represents the excess of purchase price over fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, generally 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

(E)	IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(F)	INCOME TAXES

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

(G)	RESEARCH AND DEVELOPMENT, AND ADVERTISING

All research, development and advertising costs for the years ended December 31, 2002 and 2001 are reported by the Company within discontinued operations.

(H)	COMPREHENSIVE INCOME

The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements.

Comprehensive income consists of net income (loss) and foreign currency translation adjustment and is presented in the consolidated statements of shareholders’ equity. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company’s financial position or results of operations.

(I)	FOREIGN CURRENCY TRANSLATION ADJUSTMENT

The Company applies Financial Accounting Standards Board Statement No. 52, Foreign Currency Translation (FAS 52) for its subsidiaries outside the United States. Assets and liabilities denominated in foreign functional currencies are translated at the exchange rate as of the balance sheet date. Revenues, costs, and expenses are translated at the weighted average exchange rate for the period. Translation adjustments are recorded as a separate component of other comprehensive loss.

(J)	EARNINGS PER SHARE

The Company applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect, if any, of stock options using the treasury stock method, and (3) dilutive effect, if any, of other potentially dilutive securities.

(K)	USE OF ESTIMATES

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

(L)	RECLASSIFICATIONS

Certain 2001 amounts have been reclassified for comparability with 2002 amounts.

(2)	DISCONTINUED OPERATIONS

On May 15, 2002, the Company entered into a binding agreement to sell its Norwegian subsidiary to Jostein Tjelta, a Norwegian businessman. The agreement was approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the agreement, the Company received $1,500 in cash for all the common shares of its Norwegian subsidiary and agreed to cancel certain intercompany indebtedness due to the Company from its Norwegian subsidiary. The $1,500 was received by the Company and escrowed on May 16, 2002. On July 12, 2002, the Company mailed to shareholders and filed with the SEC a definitive Form 14C which acknowledged that holders of a majority of the Company’s outstanding common stock had already agreed to vote in favor of the sale. The sale closed on August 2, 2002 and the funds were released to the Company from the escrow account. The Company recorded a gain of $317 on the sale of its Norwegian subsidiary. Operating results of the Company’s Norwegian subsidiary are reported as discontinued operations.

During the quarter ended September 30, 2002, the Company made a decision to sell its wholly owned subsidiary, Simex Capital, Inc., which included the Company’s equipment leasing operations. The sale was approved by a unanimous vote of the Company’s Board of Directors. Under the terms of the sale, the Company received 150,000 shares of the Company’s common stock, a nominal cash amount and agreed to cancel certain intercompany indebtedness for all the common shares of Simex Capital, Inc. The sale closed on November 13, 2002. The Company recorded a gain of $82 on the sale of Simex Capital, Inc. Operating results of the Company’s equipment leasing operation are reported as discontinued operations.

(3)	RELATED PARTY TRANSACTIONS

On October 1, 2001, the Company sold its 51% interest in Unitron to a former employee for 200,000 shares of the Company’s common stock. The shares were subsequently used on October 10, 2001 to complete the Company’s purchase of Hellevicks.

On January 1, 2002 the Company sold its interests in Vest Norge Doors A/S to two Company employees. The Company’s interest was sold for $88 cash paid at closing and a loss was recognized.

Associated with the search for an acquisition or merger candidate, the Company has entered into a consulting agreement with a former officer of the Company. Under the agreement, the Company will pay the former officer $10 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate. If an acquisition or merger is consummated, the former officer will also receive 500,000 shares of the Company’s common stock.

(4)	NOTES PAYABLE - BANK

In 2001, the Company obtained a $200 line of credit from a U.S. bank. The U.S. bank line was used primarily to fund the purchase of Vendor Leasing Financial Services, Inc. and provide working capital to fund U.S. operations. The note bears interest at the prime interest rate plus 1.00% (5.75% at December 31, 2001). The term of the line of credit was to expire September 20, 2002. The note was paid in full and cancelled in August 2002.

(5)	INCOME TAXES

Income tax attributable to the 2002 and 2001 loss from continuing operations consists of a loss of $(283) and $(234), respectively, from U.S. operations.

Total income taxes for the year ended December 31, 2002 and 2001 were allocated as follows:

	2002	2001

Continuing	$—	$—
Discontinued	—	418

	$—	$418

Income taxes attributable to loss from continuing operations for the years ended December 31, 2002 and 2001 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

	2002	2001

Computed “expected” tax benefit	$(96)	$(80)
Increase in income taxes resulting from:
Increase in valuation allowance for deferred tax assets	96	80

	$—	$—

The Company has deferred tax assets as of December 31, 2002 consisting of various income tax attributes (including net operating loss, capital loss and/or foreign tax credit carryforwards) which are fully offset by a deferred tax valuation allowance. These income tax carryforwards expire in varying amounts and years from 2003 to 2022. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the event of a change of control of the Company, these deferred income tax assets are subject to limitations and are expected to be significantly reduced.

(6)	COMMON STOCK , OPTIONS AND WARRANTS

In November 1999, the Company’s board of directors approved a stock based compensation plan (“Plan”) under which shares or options can be granted to employees, directors and consultants. The Company will measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25 “Accounting for

Stock Issued to Employees”. The Plan reserves for issuance 1,923,600 shares of the Company’s common stock for its employees, directors and consultants. The Company did not grant any options under this plan in 2002 or 2001 and granted 192,000 during 2000. These 2000 options were exercisable on the date of grant, with an exercise price of $1.00, which was greater than the market value of the Company’s common stock on the date of grant. These 2000 option grants were cancelled as a result of the sale of the Company’s Norwegian subsidiary during 2002. As of December 31, 2002, there were no options granted under the Company’s stock option plan.

In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. No compensation expense was incurred in 2002 and 2001. The amount of these future compensation expenses, if any, is unknown. The options under the Plan are exercisable immediately up to ten (10) years after the grant date in accordance with the vesting provisions of the individual agreements set forth at the time of the award. All options expire no later than ten (10) years from the date of grant.

In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock Based Compensation, effective for the Company beginning January 1, 1996. SFAS No. 123 defines a “fair value method” of accounting for employee stock options. It also allows accounting for such options under the “intrinsic value method” in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. If a company elects to use the intrinsic value method, then pro forma disclosures of earnings and earnings per share are required as if the fair value method of accounting was applied. The effects of applying SFAS No. 123 in the pro forma disclosures are not necessarily indicative of future amounts. Additionally, the Company is expected to grant additional awards in future years.

The Company has elected to account for its stock options under the intrinsic value method outlined in APB No. 25. The fair value method requires use of option valuation models, such as The Black-Scholes option valuation model, to value employee stock options, upon which a compensation expense is based. The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the existing models do not necessarily provide a reliable measure of the fair value of its employee stock options. Under the intrinsic value method, compensation expense is only recognized if the exercise price of the employee stock option is less than the market price of the underlying stock on the date of grant.

The following table presents the status of the Company’s stock option plan for the years ended December 31, 2002 and 2001.

QUALIFIED PLANS

Weighted
average
	Options	exercise price

Outstanding at December 31, 2000	192,000	$1.00
Granted	—	—
Exercised	—	—
Forfeited or canceled	—	—

Outstanding at December 31, 2001	192,000	1.00
Granted	—	—
Exercised	—	—
Forfeited or canceled	(192,000)	(1.00)

Outstanding at December 31, 2002	—	$—

In July 2001, the Company issued 199,000 shares pursuant to a requirement to issue shares resulting from the 1998 reorganization of the Company. There were no proceeds to the Company, however, an expense of $15 was recorded.

The Company issued shares of the Company’s common stock in connection with the acquisition of Bryne Elektriske, Vendor Leasing Financial Services, Inc. and Hellevicks (see note 8).

On December 19, 2002, the Company issued 150,000 shares of its common stock to its President and CEO Kjell Jagelid. These shares had been received by the Company as a result of the sale of Simex Capital in November 2002 and held as treasury shares until their issuance to Mr. Jagelid. The shares were issued as compensation to Mr. Jagelid and an expense of $8 was recorded based upon estimated fair value of the Company’s common stock.

(7)	LOSS PER SHARE

The Company applies the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the years ended December 31, 2002 and 2001, the dilutive effect of 192,000 stock options and warrants, which comprise common stock equivalents for the years ended December 31, 2002 and 2001, have not been presented because their effect would have been anti-dilutive.

The Company’s weighted average shares outstanding utilized for both basic and diluted per share computations was 16,555,000 and 14,832,000 in 2002 and 2001, respectively.

(8)	ACQUISITIONS

On July 2, 2001, the Company purchased all of the assets and assumed substantially all the liabilities of Bryne Elektriske, a Norwegian corporation located in Stavanger, Norway that performs commercial and industrial construction work. The primary purpose of the acquisition was to give the Company additional work force and coverage needed to fulfill growth projections in the North Sea gas and oil industry as well as in the commercial and industrial sector. The purchase price of $3,231 was paid with $317 in cash at closing, a note for $185, which matured and was paid on September 1, 2001 and 2,872,000 shares of the Company’s common stock. Included in the purchase price is $319 deemed to be compensation for certain key employees and will be amortized ratably over the 12-month term of the employment agreements. Goodwill resulting from the acquisition amounted to $2,751 was deemed appropriate, at the time, to accomplish growth projections in the North Sea gas and oil industry. None of the goodwill was expected to be deductible for tax purposes. The results of operations from the date of acquisition are included in the Company’s Consolidated Statements of Operations as discontinued operations.

On August 2, 2001, the Company purchased all of the assets of Vendor Leasing Financial Services, Inc., (“Vendor Leasing”) a U.S. corporation located in Alpharetta, Georgia, that provides commercial equipment leasing and financing services. The purchase price of $600 included $100 cash paid at closing, 500,000 shares of the Company’s common stock. The number of shares given to seller was subject to change based on the number of shares of the Company’s common stock required to provide the seller with $500 of the Company’s stock 18 months after the closing date of the acquisition. However, the Company could, at its option choose to make up any loss of value in cash, rather than shares of its common stock, to achieve the required $500 of consideration. As a result of the sale of the Company’s Simex Capital subsidiary, which included Vendor Leasing, on November 13, 2002, the requirement to make up this loss of value was cancelled. The operating results of Simex Capital and Vendor Leasing from the date of acquisition are included as discontinued operations.

On October 10, 2001, the Company purchased all of the assets of Hellevicks, a Norwegian corporation located in Stavanger, Norway, that performs commercial roofing construction work. The primary purpose of the acquisition was to fulfill growth projections in the commercial and industrial sector. The purchase price of $230 was paid with $50 cash at closing plus 200,000 shares of the Company’s common stock, which were issued from Treasury shares received by the Company from the sale of its 51% interest in Unitron. The operating results of Hellevicks from the date of acquisition are included as discontinued operations.

The above acquisitions were accounted for using the purchase method of accounting. The pro forma effects have been excluded since the operations have been discontinued.

The 2001 acquisitions of Bryne Elektriske and Vendor Leasing, which have been included in discontinued operations, are summarized as follows:

	Bryne	Vendor
	Elektriske	Leasing

Fair value of tangible assets acquired:
Cash	$—	$14
Receivables	—	75
Tools and equipment	127	29
Inventory	37	—

Total fair value of tangible assets acquired	164	118
Goodwill	2,751	628
Deferred compensation	319	—
Fair value of liabilities assumed:
Bank loans	(188)	(62)
Unearned income	—	(84)

Total fair value of liabilities assumed	(188)	(146)
Stock issued as part of purchase price	(2,729)	(500)

Cash paid	$317	$100

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

(10)	MANAGEMENT’S PLANS

Since the sale of its operating subsidiaries in 2002, the Company has been seeking an acquisition or merger candidate. The Company’s resources consist of $681 in cash and cash equivalents. The Company is seeking an operating company with a viable product or service that has growth potential. Associated with the search for an acquisition or merger candidate, the Company has entered into a consulting agreement with a former officer of the Company. Under the agreement, the Company will pay the former officer $10 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate. If an acquisition or merger is consummated, the former officer will also receive 500,000 shares of the Company’s common stock.

On March 25, 2003, the Company entered into a non-binding letter of intent with Probity Investigations, Inc. (“Probity”), a corporation that distributes security-monitoring equipment. The letter of intent contemplates a merger between Probity and a subsidiary of the Company, with Probity being the surviving corporation. There can be no assurances that a definitive agreement will be executed with Probity or that a merger will ultimately be consummated. In the event that a merger transaction with Probity is not consummated, there can be no assurances that a qualified acquisition or merger candidate, who is interested in completing a transaction can be identified and that any such transaction will actually be consummated.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMEX TECHNOLOGIES, INC.

Dated April 15, 2003

By	/s/ Mickle Moye Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated April 15, 2003

By	/s/ Kjell Jagelid Chief Executive Officer and President, Principal Financial Officer and Director

By	/s/ Mickle Moye Chairman of the Board of Directors

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10KSB of SIMEX Technologies, Inc. for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Kjell Jagelid, Chief Executive Officer, President and Acting Chief Financial Officer of registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002, that:

     (1)  I have reviewed this annual report on Form 10-KSB of SIMEX Technologies, Inc.;

     (2)  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     (3)  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this annual report; and

     (4)  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

     (6)  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	April 15, 2003	By:
/s/ Kjell Jagelid Kjell Jagelid Chief Executive Officer, President and Principal Financial Officer

This certification accompanies this Annual Report on Form 10-KSB pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.