Form 10QSB
period 2003-03-31
SIMEX TECHNOLOGIES INC
filed 2003-05-20
CIK 1089499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission file number 0-26599

SIMEX Technologies, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	58-2465647
(I. R. S. Employer
(State of Incorporation)	Identification No.)

2890 Normandy Dr. NW
Atlanta, Georgia 30305
(Address of principal executive offices)

Issuer’s telephone number, including area code: (404) 580-8152

The number of shares outstanding of the issuer’s common stock, par value $0.001, at May 15, 2003, was 16,564,908 shares.

PART I. Financial Information
Item 1. Financial Statements:
CONDENSED CONSOLIDATED BALANCE SHEET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
Item 5. Other information
Item 6. Exhibits and Reports on Form 8-K
Signatures

PART I. Financial Information

Item 1. Financial Statements:

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, except per share data)

March 31, 2003

(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$489
Prepaid expenses and other current assets	2
Note receivable (note 3)	136

Total assets	$627

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$78
Shareholders’ equity:
Common stock, $.001 par value. Authorized 50,000 shares; 16,565 shares issued	17
Additional paid-in capital	9,720
Accumulated deficit	(9,158)
Treasury stock, 10 shares at cost	(30)

Total shareholders’ equity	549

Total liabilities and shareholders’ equity	$627

     The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three months Ended March 31,

	2003	2002

Selling, general and administrative expenses	$95	$110
Interest (income) expense — net	(2)	3

Loss from continuing operations before income taxes	(93)	(113)
Income taxes	—	—

Loss from continuing operations	(93)	(113)
Discontinued operations (notes 1 and 5):
Loss from discontinued operations	—	(4,708)

Net loss	$(93)	$(4,821)

Loss per share (note 2):
Basic and diluted loss per share:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	—	(0.28)

Basic and diluted loss per share	$(0.01)	$(0.29)

     The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Loss from continuing operations	$(93)	$(113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	3
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1)	—
Accounts payable and accrued expenses	38	5
Net activity from discontinued operations	—	(1,633)

Net cash used in operating activities	(56)	(1,738)

Cash flows from investing activities:
Note receivable	(136)	—
Net activity from discontinued operations	—	(82)

Net cash used in investing activities	(136)	(82)

Cash flows from financing activities:
Net activity from discontinued operations	—	1,861

Net cash provided by financing activities	—	1,861

Effect of exchange rate changes in cash and cash equivalents — discontinued operations	—	(37)

Net change in cash and cash equivalents	(192)	4
Cash and cash equivalents at beginning of period	681	3

Cash and cash equivalents at end of period	$489	$7

Supplemental disclosure of cash flows information:
Cash paid during the periods for:
Interest — continuing operations	$—	$3
Interest — discontinued operations	$—	$126

     The accompanying notes are an integral part of the consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(Unaudited)
(In thousands, except per share data)

1.     CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in SIMEX Technologies, Inc.’s Form 10-KSB for the year ended December 31, 2002.

Certain reclassifications have been made to the 2002 financial information to conform to the presentation in 2003 for discontinued operations.

The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

2.     LOSS PER SHARE

SIMEX Technologies, Inc. and subsidiaries (the “Company”) applies the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share includes the dilutive effect of potentially dilutive securities. For the three months ended March 31, 2003 and 2002, the effects on diluted loss per share from stock options have not been included since such effects would have been anti-dilutive.

	Three Months Ended March 31

	2003	2002

Numerator:
Loss from continuing operations	$(93)	$(113)
Discontinued operations	—	(4,708)

Numerator for basic and diluted net loss per share	$(93)	$(4,821)

Denominator for basic and diluted net loss per share — weighted average shares outstanding	16,555	16,555

3.     NOTE RECEIVABLE

On May 20, 2003, the Company executed a Stock Exchange Agreement with the stockholders of Probity Investigations, Inc. (“Probity”), (the “Agreement”) (see Part II, Item 5 for additional information on the acquisition of Probity). Prior to signing the Agreement, the Company loaned Probity approximately $136. The loan is due to be repaid by Probity on June 25, 2003, is subject to interest at 10% per annum and is secured by certain assets of Probity.

4.     COMPREHENSIVE LOSS

The Company had comprehensive loss for the three months ended March 31, 2003 and 2002 of $(93) and $(4,659), respectively. Adjustments to net loss to determine comprehensive loss are due to foreign currency translation.

5.     DISCONTINUED OPERATIONS

The Company sold, in 2002, its Norwegian subsidiary and its equipment leasing subsidiary, which represented all of the Company’s operations, to provide the necessary cash resources to satisfy its debt obligations, fund its working capital needs and provide sufficient resources to pursue other business opportunities. Based upon the proposed selling price of the Norwegian subsidiary at March 31, 2002 and the carrying value of assets associated with the Norwegian subsidiary, the Company recorded a $4,492 asset impairment charge during the quarter ended March 31, 2002, which is included in the loss from discontinued operations. The equipment leasing subsidiary was sold in the fourth quarter of 2002. The operating results of the Company’s Norwegian subsidiary and its equipment leasing subsidiary are reported in this Form 10-QSB as discontinued operations.

6.     PROBITY ACQUISITION

On May 20, 2003, the Company executed a Stock Exchange Agreement with the stockholders of Probity (the “Agreement”). Under the terms of the Agreement, the Company will issue 19,631,008 shares of its common stock and 1,496,042 shares of a Series B convertible preferred stock for all of the outstanding common shares of Probity. Probity will become a wholly owned subsidiary of the Company. The Series B convertible preferred stock will, subject to certain conditions, convert to a maximum of 14,960,420 shares of the Company’s common stock on or after May 1, 2005. The holders of the Series B convertible preferred stock may vote with the common shareholders of the Company, as if the Series B convertible preferred stock had been converted to the common shares of the Company at a conversion ratio of 10 common shares per preferred share. In conjunction with the purchase of Probity, the Company will also issue 928,006 shares of a Series A convertible preferred stock in exchange for a $1,800,000 amount owed by Probity to one of Probity’s principal shareholders. The Series A convertible preferred stock carries no voting rights but the holder can receive a 2.5% cumulative annual dividend, payable when, as and if declared by the Company’s Board of Directors. The holder of the Series A convertible preferred stock may convert to a maximum of 9,280,060 shares of the Company’s common stock on or after May 1, 2005.

The Stock Exchange Agreement was approved by a unanimous vote of the Company’s Board of Directors and does not require shareholder approval to be effective.

Item 2. Management’s Discussion and Analysis or Plan of Operation

     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements of the Company (including the notes thereto) included in the Company’s Form 10-KSB for the year ended December 31, 2002.

General

SIMEX Technologies, Inc. and subsidiaries (the “Company”) has no principal operations, as of March 31, 2003. Its office is located in Alpharetta, Georgia.

Results of Operations (In thousands)

The following analysis compares the results of operations for the three-month period ended March 31, 2003 to the comparable period ended March 31, 2002.

Selling, general and administrative expenses during the three months ended March 31, 2003 were $95, which consisted primarily of management, legal and accounting expenses associated with the administration of the Company and expenses resulting from management’s efforts to locate a suitable acquisition candidate. During the three months ended March 31, 2002, selling, general and administrative expenses were $110, which consisted primarily of management, legal and accounting expenses associated with the administration of the Company and expenses resulting from management’s efforts to sell its Norwegian subsidiary.

The Company sold, in 2002, its Norwegian subsidiary and its equipment leasing subsidiary, which represented all of the Company’s operations. Based upon the proposed selling price of the Norwegian subsidiary at March 31, 2002 and the carrying value of assets associated with the Norwegian subsidiary, the Company recorded a $4,492 asset impairment charge during the quarter ended March 31, 2002. This impairment charge and the operating results of the Company’s Norwegian subsidiary and its equipment-leasing subsidiary are reported in this Form 10-QSB as discontinued operations.

During the three months ended March 31, 2003, the Company had a net loss of $(93) or $(0.01) per share. The loss during the three months ended March 31, 2003 was due to management, legal and accounting expenses associated with the administration of the Company and expenses resulting from management’s efforts to locate a suitable acquisition candidate. During the three months ended March 31, 2002, the Company had a net loss of $(4,821) or $(0.29) per share. The loss for the three months ended March 31, 2002, was primarily due to discontinued operations.

Liquidity and Capital Resources

Negative operating cash flows for the three months ended March 31, 2003, resulted primarily from a loss of $(93) from continuing operations partially offset by an increase of $38 in accounts payable and accrued expenses. Negative operating cash flows of $(1,738) for the three months ended March 31, 2002 resulted primarily from discontinued operations.

Net cash used in investing activities of $(136) during the three months ended March 31, 2003, resulted from the $136 loan to Probity. Net cash used in investing activities of $(82) during the three months ended March 31, 2002, resulted from discontinued operations

Net cash provided by financing activities of $1,861 during the three months ended March 31, 2002 resulted primarily from discontinued operations.

The Company believes that its available cash resources should be sufficient to meet its anticipated working capital and capital expenditure requirements for the next 12 months.

Inflation

Inflation has not had a material impact on the Company’s operations.

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In November 2002, the FASB issued Interpretation No. 45, (“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Fin 45”). Fin 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. Fin 45 also requires additional disclosure about the guarantor’s obligations under certain obligations that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities and Interpretation of ARB No. 51” (“Fin 46”). Fin 46 establishes the criteria for consolidating variable interest entities. The Company is evaluating Fin No. 46, which is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. The Company does not expect the adoption of this standard to have a significant impact on its financial statements.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Certain statements in this quarterly report on Form 10-QSB contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements can generally be identified by use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project,” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Company, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Company’s financial performance and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in such forward-looking statements, even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Item 3. Controls and Procedures

In the quarter ended March 31, 2003, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses. Management reviewed the Company’s internal controls as of a date within 90 days of the filing date of this report and concluded, as of such date, the disclosure controls and procedures were adequate and effective.

In addition to the $136 the Company loaned Probity in March 2003, the Company loaned an additional $262 in April 2003. The $262 loan is also due to be repaid June 25, 2003, is subject to interest at 10% per annum and is secured by certain assets of Probity.

PART II. OTHER INFORMATION

Item 1. through Item 4. Not applicable.

Item 5. Other information.

On May 20, 2003, the Company executed a Stock Exchange Agreement with the stockholders of Probity (the “Agreement”). Under the terms of the Agreement, the Company will issue 19,631,008 shares of its common stock and 1,496,042 shares of a Series B convertible preferred stock for all of the outstanding common shares of Probity. Probity will become a wholly owned subsidiary of the Company. The Series B convertible preferred stock will, subject to certain conditions, convert to a maximum of 14,960,420 shares of the Company’s common stock on or after May 1, 2005. The holders of the Series B convertible preferred stock may vote with the common shareholders of the Company, as if the Series B convertible preferred stock had been converted to the common shares of the Company at a conversion ratio of 10 common shares per preferred share. In conjunction with the purchase of Probity, the Company will also issue 928,006 shares of a Series A convertible preferred stock in exchange for a $1,800,000 amount owed by Probity to one of Probity’s principal shareholders. The Series A convertible preferred stock carries no voting rights but the holder can receive a 2.5% cumulative annual dividend, payable when, as and if declared by the Company’s Board of Directors. The holder of the Series A convertible preferred stock may convert to a maximum of 9,280,060 shares of the Company’s common stock on or after May 1, 2005.

The Stock Exchange Agreement was approved by a unanimous vote of the Company’s Board of Directors and does not require shareholder approval to be effective.

In addition to the $136,000 the Company loaned Probity in March 2003 (see note 3 in Notes to Condensed Consolidated Financial Statements), the Company loaned an additional $262,000 in April 2003. The $262,000 loan is also due to be repaid June 25, 2003, is subject to interest at 10% per annum and is secured by certain assets of Probity.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

A list of exhibits included as part of this report is set forth in the Exhibit Index appearing elsewhere in this report, and is incorporated by reference.

(b)	Reports on Form 8-K On January 23, 2003, the Registrant filed a report on Form 8-K announcing the expiration of the term of a Letter of Intent regarding the potential merger of the Company with Fantasy Golf, Inc. and Entertainment Concepts, Inc. and acknowledging that further action on this potential merger was unlikely.

EXHIBIT INDEX

Exhibit No.	Description

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 executed by Kjell Jagelid, Chief Executive Officer, President and Acting Chief Financial Officer of SIMEX Technologies, Inc.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMEX TECHNOLOGIES, INC.

DATE: May 20, 2003	BY:	/s/ Kjell Jagelid Kjell Jagelid Chief Executive Officer, President and Acting Chief Financial Officer

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

Dated: May 20, 2003	By:	/s/ Kjell Jagelid Kjell Jagelid Chief Executive Officer, President & Acting Chief Financial Officer