Form 10QSB
period 2003-06-30
SIMEX TECHNOLOGIES INC
filed 2003-09-23
CIK 1089499

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number 0-26599

SIMEX Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2465647 (I.R.S. Employer Identification No.)

2890 Normandy Dr. NW Atlanta, Georgia (Address of principal executive offices)	30305 (Zip Code)

Registrant’s telephone number, including area code (404) 580-8152

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of September 19, 2003, there were 16,554,908 shares of common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐ No ☐

SIMEX Technologies, Inc.

PART I

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

This quarterly report has not been reviewed by the Company’s Certified Public Accountants. There is no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide a timely accounting of transactions involving the reverse acquisition with Probity Investigations, Inc., which occurred on May 20, 2003 (see Note 1 to financial statements) and the subsequent rescission of the reverse acquisition which was executed on September 18, 2003 (see Part II Item 5. Other Information). The Company believes that a review by the Company’s Certified Public Accountants will be completed in the near future and an amended 10-QSB filed at that time, if there are any items that require amendment identified in the review.

ITEM 1                   Financial Statements

Probity Investigations, Inc.
(Accounting and Reporting Successor to Simex
Technologies, Inc. — see Note 1)
Condensed Consolidated Balance Sheet
June 30, 2003
(Unaudited and not reviewed by the Company’s
Certified Public Accountants)

Assets
Current assets:
Cash	$74,086
Accounts receivable — net of allowance	228,785
Inventory	2,563,986
Other current assets	27,785

Total current assets	2,894,642
Property and equipment, at cost less accumulated depreciation and amortization	280,901
Due from stockholder	124,379
Other assets	20,207

$3,320,129

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable	$125,918
Due to stockholder	18,007
Accounts payable and accrued liabilities	869,708

Total current liabilities	1,013,633

Commitments and contingencies
Stockholders’ equity:
Series A Convertible Preferred stock, $.001 par value, 928,006 shares authorized and outstanding	928
Series B Convertible Preferred stock, $.001 par value, 1,496,042 shares authorized and outstanding	1,496
Common stock, $.001 par value, 50,000,000 shares authorized, 36,185,916 shares issued and outstanding	36,186
Additional paid-in capital	3,273,557
Accumulated deficit	(1,005,671)

Total stockholders’ equity	2,306,496

$3,320,129

See accompanying notes to condensed consolidated
financial statements.

Probity Investigations, Inc.

(Accounting and Reporting Successor to Simex
Technologies, Inc. — see Note 1)
Condensed Consolidated Statements of
Operations
(Unaudited and not reviewed by the
Company’s Certified Public
Accountants)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2003	2002	2003	2002

Revenue	$356,827	$172,071	$672,989	$345,885
Cost of revenue	176,379	110,121	432,464	218,735

Gross profit	180,448	61,950	240,525	127,150
Selling, general and administrative expenses	288,106	146,361	538,855	321,203

Loss from operations	(107,658)	(84,411)	(298,330)	(194,053)
Interest expense	8,300	1,519	15,519	3,489

Loss from operations before income taxes	(115,958)	(85,930)	(313,849)	(197,542)
Income taxes	—	—	—	—

Net loss	(115,958)	(85,930)	(313,849)	(197,542)

Loss per share (note 2):
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, basic and diluted	36,185,916	36,185,916	36,185,916	36,185,916

See accompanying notes to condensed consolidated
financial statements.

Probity Investigations, Inc.
(Accounting and Reporting Successor to
Simex Technologies, Inc. — see Note 1)
Condensed Consolidated Statements of Cash
Flows
(Unaudited and not reviewed by the
Company’s Certified Public Accountants)

	Six Months Ended
	June 30
	2003	2002

Cash flows from operating activities:
Net loss	$(313,849)	$(197,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,502	—
Changes in assets and liabilities Accounts receivable	(148,759)	(15,535)
Inventory	(1,703,179)	(262,679)
Other current assets	(544)	—
Accounts payable and accrued liabilities	(292,042)	310,314
Other current liabilities	—	10,457
Amounts due to stockholder	18,007	4,374

Net cash used in operating activities	(2,436,864)	(150,611)

Cash flows from investing activities:
Cash acquired from reverse acquisition	213,432	—
Purchases of property and equipment	(62,593)	(4,559)

Net cash provided by (used in) investing activities	150,839	(4,559)

Cash flows from financing activities:
Issue convertible preferred stock for accounts payable	1,772,309	—
Convert notes payable to equity	398,605	—
Increase loan from shareholder	—	200,000
Payments on short term notes	(25,678)	—

Net cash provided by financing activities	2,145,236	200,000

Net increase (decrease) in cash	(140,789)	44,830
Cash at beginning of period	214,875	22,528

Cash at end of period	$74,086	$67,358

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—

Cash paid during the period for income taxes	$—	$—

See accompanying notes to condensed
consolidated financial statements.

Probity Investigations, Inc.
(Accounting and Reporting Successor to Simex Technologies, Inc.)
Notes to Condensed Consolidated Financial Statements
June 30, 2003
(Unaudited and not reviewed by the Company’s Certified Public Accountants)

Note 1: Basis of Presentation

Probity Investigations, Inc. (Probity) was incorporated on January 29, 1996 under the laws of the state of Georgia for the primary business purpose of providing security services and equipment to commercial businesses. On August 26, 2002 Probity formed a wholly owned subsidiary Kyros, LLC (Kyros) for the purposes of distributing video security monitoring equipment. On September 9, 2002 Probity entered into an agreement with Wooju Communications Co., Ltd. (Wooju) whereby Wooju would provide inventory and working capital to Kyros in return for an equity position in Kyros. Wooju provided approximately $2,800,000 to Kyros in the form of inventory and cash. On April 23, 2002 Probity formed a wholly owned subsidiary Remote Business Management, LLC (RBM) for the purposes of installing video security monitoring equipment.

Effective as of May 20, 2003, Simex Technologies, Inc. (Simex or the Company) acquired all of the outstanding stock of Probity and correspondingly ownership of Probity’s wholly owned subsidiaries, Kyros and RBM. As a result of the share exchange transaction with Probity and the issuance, by Simex, of shares of Simex Common Stock, Series A Convertible Preferred Stock (Series A) and Series B Convertible Preferred Stock (Series B) in connection therewith, a change in the control of the ownership of Simex occurred as of May 20, 2003.

As a result of the foregoing described transaction, the former shareholders of Probity (the “Probity Shareholders”) owned, as of June 30, 2003, the following number of shares of the Simex’s capital stock: Gary Todd Redding, 10,316,995 shares of Common Stock, 897,625 shares of Series B; Wooju Communications Co., Inc., 6,877,997 shares of Common Stock, 928,006 shares of Series A, 598,417 shares of Series B; Eutopean Enterprises, LLC, 2,436,016 shares of Common Stock. Each share of Series B is entitled to ten votes on all matters on which the shares of Common Stock are entitled to vote. As of the date of the closing of the share exchange transaction, considering votes associated with issued common shares and voting rights associated with the Series B, the Probity Shareholders collectively controlled approximately 67.6% of the voting power of the Company.

In addition, upon completion of the share exchange transaction, Gary Todd Redding, L. Scott Demerau and Kyu Hung Jang were elected to the Board of Directors of Simex, and therefore, the former shareholders of Probity, or persons associated therewith, control three-fifth’s of the Company’s Board of Directors, as of June 30, 2003.

Our common stock is registered with the Securities and Exchange Commission (SEC) and is presently quoted on the over the counter bulletin board. The Company did not file this June 30, 2003 Form 10-QSB by the required extended filing date of August 19, 2003. As a result, the Company became delinquent, and had 30 days to file its Form 10-QSB for the period ended June 30, 2003 or the Company would be ineligible for quotation on the over-the-counter bulletin board.

Simex is a public company that in 2002 sold all of its operating subsidiaries, thus Simex has no 2003 revenues. Simex’s assets, as of June 30, 2003 consisted primary of cash of approximately $72,000. For accounting purposes, Probity, as of May 20, 2003, is viewed as the acquiring entity and has accounted for the transaction as a reverse acquisition. The SEC staff’s accounting and reporting guidance indicates that the merger of a private operating company into a nonoperating public shell corporation with nominal net assets is in substance a capital transaction rather than a business combination. That is, the transaction is equivalent to the private company issuing common stock for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the historical stockholders’ equity of Probity as of June 30, 2003 as presented in the accompanying consolidated balance sheet reflects the 36,185,916 shares of outstanding common stock of Simex, with the resulting adjustment reflected in additional paid-in capital. The loss per share as presented in the accompanying consolidated statements of operations also reflects the 36,185,916 shares of outstanding common stock of Simex.

The accumulated deficit of Probity has been carried forward after the acquisition. Results of operations prior to May 20, 2003 reflect the combined results of operations of Probity. Results of operations subsequent to May 20, 2003 reflect the combined results of operations of Probity and Simex. Assets and liabilities of Probity and Simex were combined at their historical cost carrying amounts at the date of acquisition.

For SEC reporting purposes, Probity is treated as the continuing reporting entity that acquired a registrant, that is, as if Probity were the legal successor to Simex’s SEC reporting obligations as of the date of the acquisition.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

Nature of Presentation

This quarterly report has not been reviewed by the Company’s Certified Public Accountants. There is no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide a timely accounting of transactions involving the reverse acquisition with Probity Investigations, Inc., which occurred on May 20, 2003 (see Note 1 to financial statements) and the subsequent rescission of the reverse acquisition which was executed on September 18, 2003 (see Part II Item 5. Other Information). The Company believes that a review by the Company’s Certified Public Accountants will be completed in the near future and an amended 10-QSB filed at that time, if required.

The accompanying unaudited condensed consolidated financial statements include the accounts of Probity and Simex as discussed in Note 1. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with Simex’s 2002 and 2001 financial statements and notes thereto included in Simex’s annual report on Form 10-KSB for the year ended December 31, 2002.

Nature of Operations

Probity is engaged in acquiring and installing video security monitoring devices and the associated data storage equipment used with the monitoring devices. As of June 30, 2003, Probity operated out of an office warehouse located in Buford, Georgia, a northern suburb of Atlanta, Georgia.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The operations of Probity consist of two functions. Kyros operates as a supplier of video security monitoring equipment and sells to dealers and distributors. Revenue is recognized when shipments to customers are shipped and billed. the second operation Remote Business Management, designs and installs security systems. Billing is done on completion of the installation services. Cost of revenues consists of the costs of video security monitoring equipment and the associated materials required to complete installations.

In December 1999, the SEC staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ( SAB 101), as amended. SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes its revenue recognition policies comply with SAB 101.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these accounts.

Net Loss Per Share

The net loss per share computations for 2003 and 2002 reflect the 36,185,916 shares of outstanding common stock of Simex (see Note 1).

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period, if the effect of the potential common shares is dilutive. As a result of the Probity’s net losses, all potentially dilutive securities would be antidilutive and are excluded from the computation of diluted loss per share.

Regulatory Impact

The current and future demand for the Probity’s services is not dependent upon federal, state, local and foreign governments.

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Debt and Equity (SFAS 150), was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period subsequent to June 15, 2003. The Company has not yet determined whether the adoption of SFAS 150 will have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), was issued in April

2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company has not yet determined whether the adoption of SFAS 149 will have a material impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148) , was issued in December 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation; it also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and effect of the method used on reported results. At this time, the Company does not expect SFAS 148 to have a significant impact on its consolidated financial statements; however, if the Company elects to grant options under Simex’s stock option plan in the future or otherwise becomes subject to the provisions of SFAS 123, it will reevaluate the impact of SFAS 148 at that time.

Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) , was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect SFAS 146 to have a significant impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction (SFAS 145) , was issued in April 2002. SFAS 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company does not expect SFAS 145 to have a significant impact on its consolidated financial statements.

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in FIN 45 are currently effective; the initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect FIN 45 to have a significant impact on its consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities, as defined in FIN 46; it applies immediately to variable interest entities created, or in which an enterprise obtains an interest, after January 31, 2003 and in the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise acquired an interest prior to February 1, 2003. The Company does not expect FIN 46 to have a significant impact on its consolidated financial statements.

Note 3: Factors Affecting Operations

The Company is a start-up enterprise with limited operations and has not generated significant amounts of revenue. The Company incurred a net loss of $(313,849), in the six month period ended June 30, 2003. Working capital and stockholders’ equity as of June 30, 2003 was $1,881,009 and $2,306,496, respectively. The future success of the Company is contingent upon, among other things, the ability to: achieve and maintain satisfactory levels of profitable operations; obtain and maintain adequate levels of debt and/or equity financing; and provide sufficient cash from operations to meet current and future obligations.

The Company has prepared financial forecasts which indicate that, based on its current business plans and strategies, it anticipates that it will achieve profitable operations and generate positive cash flows in the next few years. However, the ultimate ability of the Company to achieve these forecasts and to meet the objectives discussed in the preceding paragraph cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Equity

Preferred Stock

Simex was authorized to issue 928,006 shares of $.001 par value Series A Convertible Preferred Stock. The Series A has no voting rights, but can pay a 2.5% annual dividend, when and if declared by the Company’s Board of Directors. On May 20, 2003, all 928,006 shares of the Series A were issued in exchange for cancellation of approximately $1,800,000 in accounts payable owed to a Company stockholder, Wooju, by Probity’s wholly owned subsidiary, Kyros. Under the terms of the Series A Certificate of Designations, these preferred shares could be converted to the Company’s common shares at a ratio of 10 Company common shares for each share of Series A any time after May 1, 2005.

Simex was authorized to issue 1,496,042 shares of $.001 par value Series B Convertible Preferred Stock. The Series B holders’ vote with common stockholders as if the Series B shares were converted to common at 10 shares of common for each share of preferred, but the Series B does not pay dividends. Under the terms of the Series B

Certificate of Designations, these preferred shares would be mandatorily converted to the Company’s common shares at a maximum ratio of 6.65 shares of common for each share of preferred, after May 1, 2005. All 1,496,042 shares were issued in conjunction with the Probity acquisition on May 20, 2003.

Common Stock

Simex is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 36,185,916 shares were issued and outstanding as of June 30, 2003. As of March 31, 2003, Simex had 16,554,908 shares of common stock issued and outstanding, as reported in its quarterly report on Form 10-QSB for the quarter ended March 31, 2003. Effective as of May 20, 2003, the closing date of the reverse acquisition (see Note 1), Simex issued 19,631,008 shares, at a cost of approximately $20,000, to stockholders and affiliates of Probity (see Note 1). As a result, Simex had 36,185,916 shares of common stock issued and outstanding as of June 30, 2003.

Note 5: Income Taxes

As of December 31, 2002, Probity had net operating loss (NOL) carryforwards that may be used to offset future taxable income. The NOL carryforwards will expire at various dates through 2022. Due to the change in control the use of Simex NOL carryforwards will be limited each year and will expire at various dates through 2022.

As a result of the NOL carryforwards, the Company has recorded no provision or benefit for income taxes in the accompanying consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

ITEM 2                     Managements Discussion and Analysis or Plan of Operation

     The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in this annual report.

     Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company’s historical losses, the need to manage its growth, general economic downturns, intense competition in the emissions testing industry, seasonality of quarterly results, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, and results of operations and prospects.

     The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 2003 to the comparable periods ended June 30, 2002.

Revenues and Expenses

     Revenues during the three months ended June 30, 2003 were $356,827. During the three months ended June 30, 2002, revenues were $172,071. The 107% increase in revenues was due primarily to 2003 revenues of Kyros, which did not commence operations until August of 2002. Revenues during the six months ended June 30, 2003 were $672,989. During the six months ended June 30, 2002, revenues were $345,885. The 95% increase in revenues was due primarily to 2003 revenues of Kyros, which did not commence operations until August of 2002.

     Cost of revenues during the three months ended June 30, 2003 were $176,379 or 49% of revenues, compared to $110,121 or 64% of revenues for the three months ended June 30, 2002. Cost of revenues, which consists of costs of video security monitoring equipment and the associated materials required to complete installations, decreased as a percent of revenues from 2002 to 2003 primarily due to more favorable equipment pricing resulting from the Company’s business relationship with its shareholder, Wooju. Cost of revenues during the six months ended June 30, 2003 were $432,464 or 64% of revenues, compared to $218,735 or 63% of revenues for the six months ended June 30, 2002.

     Selling, general and administrative expenses during the three months ended June 30, 2003 were $288,106. During the three months ended June 30, 2002, selling, general and administrative expenses were $146,361. The 97% increase in selling, general and administrative expenses was due primarily to 2003 expenses of Kyros, which did not commence operations until August of 2002. Selling, general and administrative expenses during the six months ended June 30, 2003 were $538,855. During the six months ended June 30, 2002, selling, general and administrative expenses were $321,203. The 68% increase in selling, general and administrative expenses was due primarily to 2003 expenses of Kyros, which did not commence operations until August of 2002.

     Interest expense during the three months ended June 30, 2003 was $8,300. During the three months ended June 30, 2002, interest expense was $1,519. The $6,781 increase in interest expense was due primarily to 2003 interest expenses of Kyros, which did not commence operations until August of 2002. Interest expense during the six months ended June 30, 2003 was $15,519. During the six months ended

June 30, 2002, interest expense was $3,489. The $12,030 increase in interest expense was due primarily to 2003 interest expenses of Kyros, which did not commence operations until August of 2002.

Loss from Operations

     During the three months ended June 30, 2003, the Company had a loss from operations of $(115,958) or $(0.00) per weighted-average share. During the three months ended June 30, 2002, the Company reported a loss from operations of $(85,930) or $(0.00) per weighted-average share. The $30,028 increase in loss from operations for the three months ended June 30, 2003, was primarily due to 2003 losses of Kyros, which did not commence operations until August of 2002.

     During the six months ended June 30, 2003, the Company had a loss from operations of $(313,849) or $(0.01) per weighted-average share. During the six months ended June 30, 2002, the Company reported a loss from operations of $(197,542) or $(0.01) per weighted-average share. The $116,307 increase in loss from operations for the six months ended June 30, 2003, was primarily due to 2003 losses of Kyros, which did not commence operations until August of 2002.

Liquidity and Capital Resources

     During the six months ended June 30, 2003, the Company experienced negative operating cash flows of $(2,436,864). Negative operating cash flows in the six months ended June 30, 2003 were primarily due to an increase of $(1,703,179) in inventory, operating losses of $(313,849) and a decrease in accounts payable and accrued liabilities of $(292,042) . During the six months ended June 30, 2002, the Company experienced negative operating cash flows of $(150,611). Negative operating cash flows in the six months ended June 30, 2002 were primarily created by an increase in inventory of $(262,679) and a net loss from operations of $(197,542), partially offset by an increase of $310,314 in accounts payable and accrued expenses.

     Net cash provided by investing activities was $150,839 for the six months ended June 30, 2003 resulted from cash of $213,432 acquired in the reverse acquisition from Simex offset by purchases of $(62,593) for property and equipment. Net cash used in investing activities was $(4,559) for the six-month period ended June 30, 2002 was for purchases of property and equipment.

     Net cash provided by financing activities was $2,145,236 and $200,000, respectively, for the six-month periods ended June 30, 2003 and 2002. The net cash provided for the six months ended June 30, 2003 resulted primarily from; the exchange of a $1,772,309 accounts payable to a Company stockholder for 928,006 shares of the Company’s Series A Convertible Preferred Stock and the conversion of $398,605 notes payable to Simex, that existed prior to the May 20, 2003 acquisition of Probity, to additional paid in capital effective on the May 20, 2003 date of the acquisition of Probity.

     The Company is not generating sufficient cash flow from operations to fund growth as it continues to increase its business activities. Going forward the Company will seek financing sources or raise capital through equity transactions.

     As a publicly traded company subject to ongoing reporting requirements with the Securities and Exchange Commission (SEC), the Company will continue to incur significant expenses to maintain current status with the SEC. These expenses are likely to increase in coming periods based on more stringent reporting requirements and public oversight initiatives that have been or are being adopted by the SEC in response to corporate governance concerns and recent corporate scandals and abuses. Audit and professional fees will increase as a result of these changes and the increases will impact the profitability of the company in future periods.

Critical Accounting Policies

     The discussion and analysis of the Company’s financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with its Board of Directors, the Company has identified no accounting policies that it believes are key to an understanding of its financial statements.

ITEM 3                     Controls and Procedures

     The Company’s Chief Executive Officer and Chief Financial Officer (or those persons performing similar functions), after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days of the filing of this quarterly report (the “Evaluation Date”), have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the Evaluation Date.

PART II

ITEM 1                     Legal Proceedings

     In the ordinary course of business, the Company is from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 2                     Changes in Securities and Use of Proceeds

On May 20, 2003, Simex issued 19,631,008 shares of common stock, to three accredited investors. On May 20, 2003, Simex issued 1,496,042 shares of its Series B Convertible Preferred Stock, to two of the same three accredited investors. The investors exchanged their interests in Probity, Inc., representing in the aggregate 100% of the issued and outstanding stock of Probity, Inc., for the common and preferred shares of Simex. The issuances were exempt from registration pursuant to Section 4(2) of the Act and the shares have been marked “restricted”.

On May 20, 2003, Simex issued 928,006 of its Series A Convertible Preferred Stock, to one of the three accredited investors who had exchanged their interest in Probity, Inc.. The Series A shares were issued in exchange for the cancellation of approximately $1,800,000 of indebtness owed to the investor by Kyros. The issuances were exempt from registration pursuant to Section 4(2) of the Act and the shares have been marked “restricted”.

ITEM 3                     Defaults Upon Senior Securities

     There have been no events that are required to be reported under this Item.

ITEM 4                     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the security holders during the quarter.

ITEM 5                     Other Information

     On August 4, 2003 the Company’s Board of Directors voted to allow an early conversion of the 928,006 shares of Series A Convertible Preferred Stock which had been issued in the May 20, 2003 acquisition of Probity and accordingly these preferred shares were converted to 9,280,060 shares of the Company’s common stock effective on that date. This conversion increased the Company’s outstanding shares of common stock to 45,465,976 as of August 4, 2003.

     On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. As a result Simex exchanged 100% of its ownership interest in Probity and Probity’s wholly owned subsidiaries Kyros and RBM to the Probity Shareholders for; promissory notes totaling approximately $505,000, 28,911,068 shares of the Company’s common stock and 1,496,042 shares of the Company’s Series B Convertible Preferred Stock. As of September 18, 2003, the Company has received a $200,000 payment on the promissory notes and had total common shares outstanding of 16,554,908, after the September 18, 2003 rescission.

     In addition, Gary Todd Redding, L. Scott Demerau and Kyu Hung Jang who were elected to the Board of Directors of the Company upon completion of the share exchange, are no longer directors of the Company as a result of the rescission.

     In addition on September 18, 2003, the Company and Probity entered into an Exchange Agreement, dated September 15, 2003, whereby the Company will receive one hundred percent (100%) of the membership interests of Remote Business Management, LLC, a wholly owned subsidiary of Probity in exchange for 16,000,000 shares of common stock of the Company. The closing of the Exchange Agreement with Probity is subject to certain conditions contained therein. It is expected that, after the closing of the Exchange Agreement, the Company will add one person to its Board of Directors.

     The Company did not file this June 30, 2003 Form 10-QSB by the required extended filing date of August 19, 2003. As a result, the Company became delinquent, and had 30 days to file its Form 10-QSB for the period ended June 30, 2003 or the Company would be ineligible for quotation on the over-the-counter bulletin board.

ITEM 6                     Exhibits and Reports on Form 8-K

(a)                Exhibits

2.1 (1)	Acquisition Agreement dated May 20, 2003 with Probity, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated May 20, 2003 and filed with the Commission on June 4, 2003.

(b)        Reports on Form 8-K

     On May 21, 2003, we filed a Current Report on Form 8-K describing our acquisition of Probity, Inc.

     On June 4, 2003, we filed a Current Report on Form 8-K describing our acquisition of Probity, Inc. and providing exhibits to the acquisition.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 23, 2003	Simex Technologies, Inc.

	/s/	Kjell Jagelid

	By:	Kjell Jagelid Chief Executive Officer, President and Acting Chief Financial Officer