Form 10QSB/A
period 2003-06-30
SIMEX TECHNOLOGIES INC
filed 2003-10-17
CIK 1089499

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 7, 2003, there were 16,554,908 shares of common stock, par value $0.001, issued and outstanding.

SIMEX Technologies, Inc.

PART I

Explanatory Note (in thousands)

Simex Technologies, Inc. (“Simex” or the “Company”), is amending its Quarterly Report on Form 10-QSB. This Quarterly Report is for the quarter ended June 30, 2003, and was originally filed with the Commission on September 23, 2003. The Company’s 10-QSB, which was filed on September 23, 2003, was prepared as if a reverse acquisition with Probity Investigations, Inc. (“Probity”) was completed on May 20, 2003 and a change in control of the ownership of Simex had occurred which resulted in the shareholders of Probity gaining control of Simex. Because of these events and the associated accounting treatment of these events, the financial statements reported in the Form 10-QSB filed on September 23, 2003 were principally those of Probity. The financial statements of Simex were limited to operating activities of Simex occurring after the May 20, 2003, reverse acquisition. For SEC reporting purposes, Probity was treated, in the previously filed Form 10-QSB, as the continuing reporting entity that acquired a registrant, that is, as if Probity were the accounting successor to Simex’s SEC reporting obligations as of the date of the acquisition. (see Note 1)

On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Rescission Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 reverse acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. The basis for the Rescission Agreement was that Probity had not fulfilled all of its requirements under the May 20, 2003, reverse acquisition agreement. As a result of the execution of the Rescission Agreement, the financial presentation in this amended Form 10-QSB for the quarter ended June 30, 2003, does not include the balance sheet positions of Probity as of June 30, 2003 or the operating results of Probity for any period presented in this amended Form 10-QSB. The only evidence of the reverse acquisition with Probity is represented by loans made by the Company to Probity, which were unpaid as of June 30, 2003 and are presented on the Company’s June 30, 2003 balance sheet as notes receivable of approximately $474. (see Note 1)

The Form 10-QSB, filed on September 23, 2003, was not reviewed by the Company’s Certified Public Accountants. Because the Form 10-QSB filed on September 23, 2003 was not reviewed by the Company’s Certified Public Accountants, the Company failed to meet its reporting requirements and the Company became ineligible for quotation on the over-the-counter bulletin board on September 24, 2003. There was no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide them with a timely accounting of transactions involving the reverse acquisition with Probity, which occurred on May 20, 2003 and the subsequent rescission of the reverse acquisition, which was executed on September 18, 2003.

References throughout this Quarterly Report are accurate as of the date originally filed. The Company has not undertaken to update all of the information in this Quarterly Report, but instead has updated only those areas related to the restatements. Please read all of the Company’s filings with the Commission in conjunction with this Quarterly Report.

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

Item 1. Financial Statements:

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(In thousands)

June 30, 2003

(restated)
ASSETS
Current assets:
Cash and cash equivalents	$72
Prepaid expenses	2
Notes and loans receivable (note 4)	474

Total current assets	548

Total assets	$548

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107
Liabilities – discontinued operations	6

Total current liabilities	113
Shareholders’ equity:
Series A Convertible Preferred stock, $.001 par value, 928 shares authorized and issued with no shares outstanding (note 5)	—
Series B Convertible Preferred stock, $.001 par value, 1,496 shares authorized and issued with no shares outstanding (note 5)	—
Common stock, $.001 par value. Authorized 50,000 shares; 16,555 shares issued and outstanding (note 5)	17
Additional paid-in capital	9,720
Accumulated deficit	(9,272)
Treasury stock, 10 shares at cost	(30)

Total shareholders’ equity	435

Total liabilities and shareholders’ equity	$548

See accompanying notes to condensed consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(restated)	(restated)	(restated)	(restated)
General and administrative expenses	115	$107	$210	$131

Operating loss	(115)	(107)	(210)	(131)
Interest (income) expense	(1)	2	(3)	5

Loss from continuing operations before income taxes and cumulative effect of accounting change	(114)	(109)	(207)	(136)
Income taxes	—	—	—	—

Loss from continuing operations before cumulative effect of accounting change	(114)	(109)	(207)	(136)
Discontinued operations (note 3):
Earnings (loss) from discontinued operations	—	1,194	—	(3,601)

Income (loss) before cumulative effect of accounting change	(114)	1,085	(207)	(3,737)
Cumulative effect of accounting change	—	—	—	(628)

Net income (loss)	$(114)	$1,085	$(207)	$(4,365)

Income (loss) per share (note 2):
Basic income (loss) per share:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	—	0.07	—	(0.21)
Cumulative effect of accounting change	—	—	—	(0.04)

Basic income (loss) per share	$(0.01)	$0.06	$(0.01)	$(0.26)

Diluted income (loss) per share:
Loss from continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	—	0.07	—	(0.21)
Cumulative effect of accounting change	—	—	—	(0.04)

Diluted income (loss) per share	$(0.01)	$0.06	$(0.01)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30,

	2003	2002

	(restated)	(restated)
Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(207)	$(136)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	—	5
Changes in operating assets and liabilities:
Accounts payable	72	42
Net activity from discontinued operations	—	(2,150)

Net cash used in operating activities	(135)	(2,239)

Cash flows from investing activities:
Investment in notes and loans receivable	(474)	—
Net activity used in discontinued operations	—	(106)

Net cash used in investing activities	(474)	(106)

Cash flows from financing activities:
Net activity provided by discontinued operations	—	2,351

Net cash provided by financing activities	—	2,351

Net change in cash and cash equivalents	(609)	6
Cash and cash equivalents beginning of period	681	(1)

Cash and cash equivalents at end of period	$72	$5

Supplemental disclosure of cash flows information:
Cash paid during the periods for:
Interest – continuing operations	$—	$5

Interest – discontinued operations	$—	$188

Income taxes – continuing operations	$—	$—

Income taxes – discontinued operations	$—	$—

See accompanying notes to condensed consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)
(In thousands, except per share data)

Note 1: Basis of Presentation

Effective as of May 20, 2003, Simex Technologies, Inc. (Simex or the Company) completed a reverse acquisition, subject to certain terms to be complied with after May 20, 2003, under which it acquired all of the outstanding stock of Probity Investigations, Inc. (“Probity”) and correspondingly ownership of Probity’s wholly owned subsidiaries, Kyros, LLC (Kyros) and Remote Business Management, LLC (RBM). Under the terms of the reverse acquisition, a share exchange transaction occurred with the shareholders of Probity, which resulted in a change in the control of the ownership of Simex, with the shareholders of Probity becoming the controlling group.

On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Rescission Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 reverse acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. The basis for the Rescission Agreement was that Probity had not fulfilled all of its requirements under the May 20, 2003, reverse acquisition agreement. As a result of the Rescission Agreement, the financial presentation in this amended Form 10-QSB for the quarter ended June 30, 2003, does not include the balance sheet positions of Probity as of June 30, 2003 or the operating results of Probity for any period presented in this amended Form 10-QSB. The only evidence of the reverse acquisition with Probity is represented by loans made by the Company to Probity, which were unpaid as of June 30, 2003 and are presented on the Company’s June 30, 2003 balance sheet as notes receivable of approximately $474. For financial statement presentation, the May 20, 2003, reverse acquisition agreement is treated as if it were not executed.

Our common stock is registered with the Securities and Exchange Commission (SEC) and was quoted on the over the counter bulletin board until September 24, 2003. The Company did not file its June 30, 2003 Form 10-QSB by the required extended filing date of August 19, 2003. As a result, the Company became delinquent, and had 30 days to file its Form 10-QSB for the period ended June 30, 2003 or the Company would be ineligible for quotation on the over-the-counter bulletin board. The Company filed its Form 10-QSB on September 23, 2003, however, the quarterly report, filed on September 23, 2003, was not reviewed by the Company’s Certified Public Accountants. Because the Form 10-QSB filed on September 23, 2003 was not reviewed by the Company’s Certified Public Accountants, the Company failed to meet its reporting requirements and the Company became ineligible for quotation on the over-the-counter bulletin board on September 24, 2003. There was no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide them with a timely accounting of transactions involving the reverse acquisition with Probity Investigations, Inc., which occurred on May 20, 2003 and the subsequent rescission of the reverse acquisition, which was executed on September 18, 2003.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

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

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with Simex’s 2002 and 2001 financial statements and notes thereto included in Simex’s annual report on Form 10-KSB for the year ended December 31, 2002. Certain reclassifications have been made to the 2002 financial information to conform to the presentation in 2003. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

Nature of Operations

Simex is a public company that in 2002 sold all of its operating subsidiaries, thus Simex has no 2003 revenues. Simex’s assets, as of June 30, 2003 consisted primary of cash and notes receivable of approximately $72 and $474, respectively.

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

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents and accounts payable approximate fair value because of the short-term nature of these accounts.

Net Loss Per Share

The net loss per share computations for 2003 and 2002 reflect 16,554,908 shares of outstanding common stock.

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

Note 3: Factors Affecting Operations

The Company sold, in 2002, its Norwegian subsidiary and its equipment leasing subsidiary, which represented all of the Company’s operations, to provide the necessary cash resources to satisfy its debt obligations, fund its working capital needs and provide sufficient resources to pursue other business opportunities. The operating results of the Norwegian subsidiary and the equipment leasing subsidiary are reported in this Form 10-QSB/A as discontinued operations.

The Company is a reorganized enterprise with no operating activities and as currently constituted is not generating revenues. The Company incurred a net loss of $(207), in the six month period ended June 30, 2003. Working capital and stockholders’ equity as of June 30, 2003 each were $435. The future success of the Company is contingent upon, among other things, the ability to identify a suitable acquisition or merger candidate and enter into an agreement with the candidate which will result in the Company acquiring operating assets which produce revenues and positive cash flow. However, the ultimate ability of the Company to achieve these objectives cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Notes and Loans Receivable

In conjunction with the May 20, 2003, reverse acquisition agreement with Probity (see Part I, Note 1 for additional information), the Company had advanced Probity approximately $474 as of June 30, 2003. Included in the $474 advances, were separate notes in the amounts of $262 and $137, which matured as of June 25, 2003. These notes are collateralized by inventory and carry interest at 10 % per annum. An additional loan in the amount of $75, made prior to June 30, 2003 is unsecured and not subject to interest. Under the terms of the September 18, 2003, Rescission Agreement, these receivables remain in full force and effect.

The Company exchanged its notes and loans receivable, which totaled $474 as of June 30, 2003 and $560 as of the date of the exchange, for Kyros inventory, which consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean Manufacturing company and shareholder of Probity. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg holding company related to the Company’s CEO, Kjell Jagelid, for $560, for further sale, in the amount of $560, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received, from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112 on September 11, 2003. An additional amount of $88 was paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. and is being held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. The balance of the sale is to be paid, under the terms of the purchase order with Kjell Jagelid and Montain Sebring Generale Holding, S.A., in guaranteed funds on or before the date of shipment to Wooju or by October 25, 2003, whichever date occurs first. In the event that payment is not received prior to shipment of the equipment, the Company retains the $200 and ownership of the equipment until payment is made.

Note 5: Equity

Preferred Stock

Simex is authorized to issue 928 shares of $.001 par value Series A Convertible Preferred Stock. The Series A has no voting rights, but can pay a 2.5% annual dividend, when and if declared by the Company’s Board of Directors. All of the authorized shares of Series A Convertible Preferred Stock were issued in conjunction with the May 20, 2003 Probity reverse acquisition agreement , and were subsequently converted into 9,280 shares of common stock on or about August 4, 2003. The common shares were returned to the Company under the terms of the September 18, 2003 Rescission Agreement.

Simex is authorized to issue 1,496,042 shares of $.001 par value Series B Convertible Preferred Stock. The Series B holders’ vote with common stockholders as if the Series B shares were converted to common at 10 shares of common for each share of preferred, but the Series B does not pay dividends. All of the authorized shares of Series B Convertible Preferred Stock were issued in conjunction with the May 20, 2003 Probity reverse acquisition agreement then subsequently returned to the Company under the terms of the September 18, 2003 Rescission Agreement.

Common Stock

Simex is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 16,554,908 shares were issued and outstanding as of June 30, 2003.

On September 18, 2003, the Company and Probity entered into an Exchange Agreement, dated September 15, 2003, whereby the Company, if the exchange occurs, will receive one hundred percent (100%) of the membership interests of Remote Business Management, LLC, a wholly owned subsidiary of Probity in exchange for 16,000,000 shares of common stock of the Company. The closing of the Exchange Agreement with Probity is subject to certain conditions contained therein. It is expected that, if the closing of the Exchange Agreement occurs, the Company will add one person to its Board of Directors. If this exchange occurs, the total outstanding common shares of the Company will be 32,554,908. There can be no assurance that the Exchange Agreement will occur as presented in this report.

Common Stock Options

On May 20, 2003, the Company granted common stock options to certain of its officers, directors and consultants. There were a total of 6,499,287 options granted to four (4) individuals. Each option granted entitles the holder to purchase one share of the Company’s common stock for $.05 per share. All options expire on May 20, 2013. Options granted to two (2) of the individuals, which represented a total of 3,085,621 shares, vested on the date of grant. Options granted to the other two individuals, which represented a total of 3,413,666 shares, vest on May 20, 2004.

In July 2003, the vesting date for the 3,413,666 options which were to vest on May 20, 2004, was changed so that the options vested immediately. Additionally, one of these individuals was granted options, which vested on the date of grant, to purchase an additional 1,706,833 shares of the Company’s common stock. This change increased the total number of options outstanding from 6,499,287 to 8,206,120.

On September 18, 2003, three of the option holders agreed to forfeit a total of 4,094,286 options and one option holder was granted options to purchase an additional 215,952 shares. These changes decreased the total number of options outstanding from 8,206,120 to 4,327,786. Notwithstanding the 16,000,000 shares which would be issued if the Exchange Agreement to purchase Remote Business Management, LLC occurs, if all common stock options currently outstanding were exercised, the total outstanding common shares of the Company would be 20,882,694.

Note 6: Income Taxes

As a result of the NOL carryforwards, the Company has recorded no provision or benefit for income taxes in the accompanying consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

ITEM 2 Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in the Company’s annual report on Form 10-KSB for the year ended December 31, 2002.

Except for historical information, the materials contained in this Management’s Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company’s historical losses, the need to manage its growth, general economic downturns, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company’s business, financial condition, and results of operations and prospects.

The following analysis compares the results of operations for the three-month and six-month periods ended June 30, 2003 to the comparable periods ended June 30, 2002.

Results of Operations (In thousands)

General and administrative expenses during the three months ended June 30, 2003 were $115 compared to $107 during the three months ended June 30, 2002. The increase of $8 in general and administrative expenses was primarily due to directors fees of $18 incurred in 2003, which were not incurred in 2002, partially offset by a decrease in legal and accounting expenses of $9 during the three months ended June 30, 2003.

General and administrative expenses during the six months ended June 30, 2003 were $210 compared to $131 during the six months ended June 30, 2002. The increase of $79 in general and administrative expenses was primarily due to; a $ 32 increase in legal and accounting expenses during the six months ended June 30, 2003 relating to the Probity reverse acquisition and costs incurred in evaluating other acquisition candidates which exceeded the legal and accounting expenses for the six months ended June 30, 2002 incurred as a result of the sale of the Company’s Norwegian subsidiary in May of 2002, directors fees of $25 incurred during 2003 which were not incurred in 2002 and an increase of $24 in professional fees incurred as a result of the Company’s efforts to identify suitable acquisition candidates.

During the three months ended June 30, 2002, the Company recognized $1,194 in earnings from discontinued operations. There were no operating results from discontinued operations during the three months ended June 30, 2003.

During the six months ended June 30, 2002, the Company recognized $(3,601) in losses from discontinued operations. There were no operating results from discontinued operations during the six months ended June 30, 2003.

During the three months ended June 30, 2003 the Company incurred a net loss of $(114) or $(0.01) per diluted weighted average share. During the three months ended June 30, 2002, the Company had net income of $1,085 or $0.06 per diluted weighted-average share. The $1,199 decrease in net income for the three months ended June 30, 2003, was primarily due to net income of $1,194 from discontinued operations in the quarter ended June 30, 2002, compared to no net income from discontinued operations during the quarter ended June 30, 2003.

During the six months ended June 30, 2003 the Company incurred a net loss of $(207) or $(0.01) per diluted weighted average share. During the six months ended June 30, 2002, the Company had a net loss of $(4,365) or $(0.26) per diluted weighted-average share. The $4,158 decrease in net loss for the six months ended June 30, 2003, was primarily due to losses of $3,601 from discontinued operations and a $628 cumulative effect of accounting change recorded in the six months ended June 30, 2002.

Liquidity and Capital Resources

During the six months ended June 30, 2003, the Company experienced negative operating cash flows of $(135). Negative operating cash flows in the six months ended June 30, 2003 were created by a net loss from continuing operations of $(207) partially offset by an increase in accounts payable of $72. During the six months ended June 30, 2002, the Company experienced negative operating cash flows of $(2,239). Negative operating cash flows in the six months ended June 30, 2002 were primarily created by a net loss from continuing operations before cumulative effect of accounting change of $(136). The net effect of operating cash flows from discontinued operations resulted in additional cash used of $(2,150) during the six months ended June 30, 2002.

Net cash used in investing activities of $(474) during the six months ended June 30, 2003 resulted from loans made by the Company to Probity related to the May 20, 2003 reverse acquisition agreement. Net cash used in investing activities of $(106) during the six months ended June 30, 2002 resulted from the investing activities of discontinued operations.

There was no cash flow activity from financing activities during the six months ended June 30, 2003. Net cash provided by financing activities of $2,351 during six months ended June 30, 2002 was due to the financing activities associated with discontinued operations.

As a publicly traded company subject to ongoing reporting requirements with the Securities and Exchange Commission (SEC), the Company will continue to incur significant expenses to maintain current reporting status with the SEC. These expenses are likely to increase in coming periods based on more stringent reporting requirements and public oversight initiatives that have been or are being adopted by the SEC in response to corporate governance concerns and recent corporate scandals and abuses. Audit and professional fees will increase as a result of these changes and the increases will impact the profitability of the company in future periods.

The Company believes that its available cash resources and amounts to be received from collections on its notes receivable, should be sufficient to meet its anticipated working capital and capital expenditure requirements for the next 12 months.

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

PART II. OTHER INFORMATION

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

ITEM 2 Changes in Securities and Use of Proceeds

On May 20, 2003, Simex issued 19,631,008 shares of common stock, to three accredited investors. On May 20, 2003, Simex issued 1,496,042 shares of its Series B Convertible Preferred Stock, to two of the same three accredited investors. The investors exchanged their interests in Probity, Inc., representing in the aggregate 100% of the issued and outstanding stock of Probity, Inc. for the common and preferred shares of Simex. The issuances were exempt from registration pursuant to Section 4(2) of the Act and the shares have been marked “restricted”. These shares have been returned to the Company under the terms of the September 18, 2003 Rescission Agreement.

On May 20, 2003, Simex issued 928,006 of its Series A Convertible Preferred Stock, to one of the three accredited investors who had exchanged their interest in Probity, Inc. The issuances were exempt from registration pursuant to Section 4(2) of the Act and the shares have been marked “restricted”. These shares were converted into common stock on or about August 4, 2003, which have been returned to the Company under the terms of the September 18, 2003 Rescission Agreement.

ITEM 3 Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter.

ITEM 5 Other Information

In July 2003, the vesting date for the 3,413,666 of the common stock options granted on May 20, 2003 (see Note 5), which were to vest on May 20, 2004, was changed so that the options vested immediately. Additionally, one individual was granted options, which vested on the date of grant, to purchase an additional 1,706,833 shares of the Company’s common stock. This change increased the total number of options outstanding from 6,499,287 to 8,206,120 as of that date and resulted in all of the 8,206,120 options being currently exercisable.

On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. As a result Simex tendered Probity common shares representing 100% of its ownership interest in Probity and Probity’s wholly owned subsidiaries Kyros and RBM to the Probity Shareholders for the return of all shares of the Company’s common stock and convertible preferred stock which had been issued under the May 20, 2003 reverse acquisition agreement and acknowledgement by Probity of notes and loans payable to Simex which totaled $560. Gary Todd Redding, L. Scott Demerau and Kyu Hung Jang who were elected to the Board of Directors of the Company upon completion of the share exchange, are no longer directors of the Company as a result of the rescission.

The Company exchanged its notes and loans receivable, which totaled $560, for Kyros inventory, which consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean Manufacturing company and shareholder of Probity. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg holding company related to the Company’s CEO, Kjell Jagelid, for $560, for further sale, in the amount of $560, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received, from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112 on September 11, 2003. An additional amount of $88 was paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. and is being held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. The balance of the sale is to be paid, under the terms of the purchase order with Kjell Jagelid and Montain Sebring Generale Holding, S.A., in guaranteed funds on or before the date of shipment to Wooju or by October 25, 2003, whichever date occurs first. In the event that payment is not received prior to shipment of the equipment, the Company retains the $200 and ownership of the equipment until payment is made.

On September 18, 2003, the Company and Probity entered into an Exchange Agreement, dated September 15, 2003, whereby the Company, if the exchange occurs, will receive one hundred percent (100%) of the membership interests of Remote Business Management, LLC, a wholly owned subsidiary of Probity in exchange for 16,000,000 shares of common stock of the Company. The closing of the Exchange Agreement with Probity is subject to certain conditions contained therein. It is expected that, if the closing of the Exchange Agreement occurs, the Company will add one person to its Board of Directors. There can be no assurance that the Exchange Agreement will occur as presented in this report.

On September 18, 2003, three of the common stock option holders (see Note 5) agreed to forfeit a total of 4,094,286 options and one option holder was granted options to purchase an additional 215,952 shares. These changes decreased the total number of options outstanding from 8,206,120 to 4,327,786. Notwithstanding the 16,000,000 shares which would be issued if the Exchange Agreement to purchase Remote Business Management, LLC occurs (see Note 5), if all common stock options currently outstanding were exercised, the total outstanding common shares of the Company would be 20,882,694.

The Company did not file its June 30, 2003 Form 10-QSB by the required extended filing date of August 19, 2003. As a result, the Company became delinquent, and had 30 days to file its Form 10-QSB for the period ended June 30, 2003 or the Company would be ineligible for quotation on the over-the-counter bulletin board. The Company filed its Form 10-QSB on September 23, 2003, however, the quarterly report, filed on September 23, 2003, was not reviewed by the Company’s Certified Public Accountants. Because the Form 10-QSB filed on September 23, 2003 was not reviewed by the Company’s Certified Public Accountants, the Company failed to meet its reporting requirements and the Company’s became ineligible for quotation on the over-the-counter bulletin board on September 24, 2003. There was no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide them with a timely accounting of transactions involving the reverse acquisition with Probity Investigations, Inc., which occurred on May 20, 2003 and the subsequent rescission of the reverse acquisition, which was executed on September 18, 2003.

On September 30, 2003, the Company changed accounting firms by advising its former accounting firm, KPMG, LLP that it was engaging a new accounting firm. The Company engaged a new accounting firm, Braverman & Company, LLP on September 30, 2003. The Company reported its change in accountants on a Form 8-K, filed with the SEC on October 7, 2003.

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1 (1)	Acquisition Agreement dated May 20, 2003 with Probity, Inc.
2.2 (2)	Mutual Rescission Agreement
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the
32.1	Sarbanes-Oxley Act of 2002. Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the
32.2	Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated May 20, 2003 and filed with the Commission on June 4, 2003.

(2)	Incorporated by reference from our Current Report on Form 8-K dated September 19, 2003 and filed with the Commission on September 23, 2003.

(b)	Reports on Form 8-K

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

Dated: October 17, 2003	Simex Technologies, Inc.

/s/ Kjell Jagelid

	By:	Kjell Jagelid
Chief Executive Officer, President and Acting Chief Financial Officer