Form 10QSB
period 2003-09-30
SIMEX TECHNOLOGIES INC
filed 2003-11-14
CIK 1089499

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                     .

Commission file number 0-26599

SIMEX Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	58-2465647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2890 Normandy Dr. NW
Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of October 23, 2003, there were 16,554,908 shares of common stock, par value $0.001, issued and outstanding.

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

Item 1. Financial Statements:

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(In thousands)

September 30, 2003

ASSETS
Current assets:
Cash and cash equivalents	$29
Prepaid expenses	8
Notes and loans receivable (note 4)	418

Total current assets	455

Total assets	$455

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107
Liabilities – discontinued operations	5

Total current liabilities	112
Shareholders’ equity:
Series B Convertible Preferred stock, $.001 par value, 1,496 shares authorized and issued with no shares outstanding (note 5)	—
Common stock, $.001 par value. Authorized 50,000 shares; 16,555 shares issued and outstanding (note 5)	17
Additional paid-in capital	9,720
Accumulated deficit	(9,364)
Treasury stock, 10 shares at cost	(30)

Total shareholders’ equity	343

Total liabilities and shareholders’ equity	$455

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

General and administrative expenses	$92	$93	$302	$225

Operating loss	(92)	(93)	(302)	(225)
Interest (income) expense	—	1	(3)	6

Loss from continuing operations before income taxes and cumulative effect of accounting change	(92)	(94)	(299)	(231)
Income taxes	—	—	—	—

Loss from continuing operations before cumulative effect of accounting change	(92)	(94)	(299)	(231)
Discontinued operations (note 3):
Earnings (loss) from discontinued operations	—	209	—	(3,391)

Income (loss) before cumulative effect of accounting change	(92)	115	(299)	(3,622)
Cumulative effect of accounting change	—	—	—	(628)

Net income (loss)	$(92)	$115	$(299)	$(4,250)

Income (loss) per share (note 2):
Basic income (loss) per share:
Loss from continuing operations	$(0.01)	$—	$(0.02)	$(0.01)
Discontinued operations	—	0.01	—	(0.21)
Cumulative effect of accounting change	—	—	—	(0.04)

Basic income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.26)

Diluted income (loss) per share:
Loss from continuing operations	$(0.01)	$—	$(0.02)	$(0.01)
Discontinued operations	—	0.01	—	(0.21)
Cumulative effect of accounting change	—	—	—	(0.04)

Diluted income (loss) per share	$(0.01)	$0.01	$(0.02)	$(0.26)

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine months ended
	September 30,

	2003	2002

Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(299)	$(231)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	—	8
Changes in operating assets and liabilities:
Other current assets	(8)	—
Accounts payable	73	(28)
Other current liabilities	—	(130)
Net activity from discontinued operations	—	(2,127)

Net cash used in operating activities	(234)	(2,508)

Cash flows from investing activities:
Investment in notes and loans receivable	(618)	—
Collections on notes and loans receivable	200	—
Net activity provided by discontinued operations	—	1,107

Net cash used in investing activities	(418)	1,107

Cash flows from financing activities:
Payments of notes payable — banks, net	—	(200)
Net activity provided by discontinued operations	—	2,328

Net cash provided by financing activities	—	2,128

Net change in cash and cash equivalents	(652)	727
Cash and cash equivalents beginning of period	681	(1)

Cash and cash equivalents at end of period	$29	$726

Supplemental disclosure of cash flows information:
Cash paid during the periods for:
Interest – continuing operations	$—	$6

Interest – discontinued operations	$—	$190

Income taxes – continuing operations	$—	$—

Income taxes – discontinued operations	$—	$—

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
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

On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Rescission Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 reverse acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. The basis for the Rescission Agreement was that Probity had not fulfilled all of its requirements under the May 20, 2003, reverse acquisition agreement. As a result of the Rescission Agreement, the financial presentation in this Form 10-QSB for the quarter ended September 30, 2003, does not include the balance sheet positions of Probity as of September 30, 2003 or the operating results of Probity for any period presented in this Form 10-QSB. The only evidence of the reverse acquisition with Probity is represented by loans made by the Company to Probity, which are presented on the Company’s September 30, 2003 balance sheet as notes receivable of approximately $418. For financial statement presentation, the May 20, 2003, reverse acquisition agreement is treated as if it were not executed.

Our common stock is registered with the Securities and Exchange Commission (SEC) and was quoted on the over the counter bulletin board until September 24, 2003. The Company did not file its June 30, 2003 Form 10-QSB by the required extended filing date of August 19, 2003. As a result, the Company became delinquent, and had 30 days to file its Form 10-QSB for the period ended June 30, 2003 or the Company would be ineligible for quotation on the over-the-counter bulletin board. The Company filed its Form 10-QSB on September 23, 2003, however, the quarterly report, filed on September 23, 2003, was not reviewed by the Company’s Certified Public Accountants. Because the Form 10-QSB filed on September 23, 2003 was not reviewed by the Company’s Certified Public Accountants, the Company failed to meet its reporting requirements and the Company became ineligible for quotation on the over-the-counter bulletin board on September 24, 2003. There was no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide them with a timely accounting of transactions involving the reverse acquisition with Probity Investigations, Inc., which occurred on May 20, 2003 and the subsequent rescission of the reverse acquisition, which was executed on September 18, 2003. An amended Form 10-QSB for the quarter ended June 30, 2003 was filed on October 17, 2003.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Nature of Operations

Simex is a public company that in 2002 sold all of its operating subsidiaries, thus Simex has no 2003 revenues. Simex’s assets, as of September 30, 2003 consisted primary of cash and notes receivable of approximately $29 and $418, respectively.

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

Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Debt and Equity (SFAS 150), was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period subsequent to June 15, 2003. The Company does not expect SFAS 150 to have a significant impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), was issued in April 2003. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments imbedded in other contracts. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003. The Company does not expect SFAS 149 to have a significant impact on its consolidated financial statements.

Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS 148) , was issued in December 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (SFAS 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation; it also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and effect of the method used on reported results. At this time, the Company does not expect SFAS 148 to have a significant impact on its consolidated financial statements.

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

Note 3: Factors Affecting Operations

The Company sold, in 2002, its Norwegian subsidiary and its equipment leasing subsidiary, which represented all of the Company’s operations, to provide the necessary cash resources to satisfy its debt obligations, fund its working capital needs and provide sufficient resources to pursue other business opportunities. The operating results of the Norwegian subsidiary and the equipment-leasing subsidiary are reported in this Form 10-QSB as discontinued operations.

The Company is a reorganized enterprise with no operating activities and as currently constituted is not generating revenues. The Company incurred a net loss of $(299), in the nine month period ended September 30, 2003. Working capital and stockholders’ equity as of September 30, 2003 each were $343. The future success of the Company is contingent upon, among other things, the ability to identify a suitable acquisition or merger candidate and enter into an agreement with the candidate which will result in the Company acquiring operating assets which produce revenues and positive cash flow. However, the ultimate ability of the Company to achieve these objectives cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Note 4: Notes and Loans Receivable

In conjunction with the May 20, 2003, reverse acquisition agreement with Probity (see Part I, Note 1 for additional information), the Company had advanced Probity approximately $530 as of September 30, 2003. Included in the $530 advances, were separate notes in the amounts of $262 and $137, which matured as of June 25, 2003. These notes are collateralized by inventory and carry interest at 10% per annum. Additional loans in the amount of $131, made prior to September 30, 2003 are unsecured and not subject to interest. On September 11, 2003, the Company received a payment of $200 on these notes and loans receivable, of which $88 is being held by a related party as agent for the Company, thereby reducing the amount outstanding at September 30, 2003 to approximately $330. Under the terms of the September 18, 2003, Rescission Agreement, these receivables remain in full force and effect.

The Company exchanged its notes and loans receivable, which totaled $560 as of the date of the exchange, for Kyros inventory, which consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean Manufacturing company and shareholder of Probity. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg holding company related to the Company’s CEO, Kjell Jagelid, for $560, for further sale, in the amount of $560, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received, from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112 on September 11, 2003. An additional amount of $88 was paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. and is being held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. The balance of the sale is to be paid, under the terms of the purchase order with Kjell Jagelid and Montain Sebring Generale Holding, S.A., in guaranteed funds on or before the date of shipment to Wooju or by October 25, 2003, whichever date occurs first. In the event that payment is not received prior to shipment of the equipment, the Company retains the $200 and ownership of the equipment until payment is made.

Note 5: Equity

Preferred Stock

Simex authorized the issuance of 928 shares of $.001 par value Series A Convertible Preferred Stock. The Series A has no voting rights, but can pay a 2.5% annual dividend, when and if declared by the Company’s Board of Directors. All of the authorized shares of Series A Convertible Preferred Stock were issued in conjunction with the May 20, 2003 Probity reverse acquisition agreement , and were subsequently converted into 9,280 shares of common stock on or about August 4, 2003. The common shares were returned to the Company under the terms of the September 18, 2003 Rescission Agreement.

As a result of the conversion of all of the Series A Convertible Preferred Stock, there are no longer any shares of Series A Convertible Preferred Stock authorized for issuance.

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

Common Stock

Simex is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 16,554,908 shares were issued and outstanding as of September 30, 2003.

On September 18, 2003, the Company and Probity entered into an Exchange Agreement, dated September 15, 2003, whereby the Company, if the exchange occurs, will receive one hundred percent (100%) of the membership interests of Remote Business Management, LLC, a wholly owned subsidiary of Probity in exchange for 16,000,000 shares of common stock of the Company. The closing of the Exchange Agreement with Probity is subject to certain conditions contained therein. The Exchange Agreement provides that it may be terminated by SIMEX if the closing has not occurred by September 30, 2003, and therefore, the Exchange Agreement is currently terminable by SIMEX. As of the date of filing of this report, SIMEX has not terminated the Exchange Agreement. It is expected that, if the closing of the Exchange Agreement occurs, the Company will add one person to its Board of Directors. If this exchange occurs, the total outstanding common shares of the Company will be 32,554,908. There can be no assurance that the Exchange Agreement will occur as presented in this report.

Common Stock Options

On May 20, 2003, the Company granted common stock options to certain of its officers, directors and consultants. There were a total of 6,499,287 options granted to four (4) individuals. Each option granted entitles the holder to purchase one share of the Company’s common stock for $.05 per share. No compensation has been recorded for the options because the Board of Directors determined that the fair market value of the options was $0.05 per share. All options expire on May 20, 2013. Options granted to two (2) of the individuals, which represented a total of 3,085,621 shares, vested on the date of grant. Options granted to the other two individuals, which represented a total of 3,413,666 shares, vest on May 20, 2004.

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

Note 6: Income Taxes

The Company has recorded no benefit for income taxes in the accompanying consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

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

The following analysis compares the results of operations for the three-month and nine-month periods ended September 30, 2003 to the comparable periods ended September 30, 2002.

Results of Operations (In thousands)

General and administrative expenses during the three months ended September 30, 2003 were $92 compared to $93 during the three months ended September 30, 2002. General and administrative expenses for the three months ended September 30, 2003, consisted primarily of professional fees related to the Company’s efforts to locate a suitable acquisition candidate and complete an acquisition or merger. General and administrative expenses for the three months ended September 30, 2002, consisted primarily of legal, accounting and reproduction expenses related to the Company’s public filings with the Securities and Exchange Commission.

General and administrative expenses during the nine months ended September 30, 2003 were $302 compared to $225 during the nine months ended September 30, 2002. The increase of $77 in general and administrative expenses was primarily due to; a $ 42 increase in legal and accounting expenses relating to the Probity reverse acquisition and costs incurred in evaluating other acquisition candidates which exceeded the legal and accounting expenses for the nine months ended September 30, 2002 incurred as a result of the sale of the Company’s Norwegian subsidiary in May of 2002, directors fees of $31 incurred during 2003 which were not incurred in 2002 and an increase of $47 in professional fees incurred as a result of the Company’s efforts to identify suitable acquisition candidates. These increases in expenses were partially offset by decreases in travel expenses, rents and depreciation, which totaled approximately $43.

During the three months ended September 30, 2002, the Company recognized $209 in earnings from discontinued operations. There were no operating results from discontinued operations during the three months ended September 30, 2003.

During the nine months ended September 30, 2002, the Company recognized $(3,391) in losses from discontinued operations. There were no operating results from discontinued operations during the nine months ended September 30, 2003.

During the three months ended September 30, 2003 the Company incurred a net loss of $(92) or $(0.01) per diluted weighted average share. During the three months ended September 30, 2002, the Company had net income of $115 or $0.01 per diluted weighted-average share. The $207 decrease in net income for the three months ended September 30, 2003, was primarily due to net income of $209 from discontinued operations in the quarter ended September 30, 2002, compared to no net income from discontinued operations during the quarter ended September 30, 2003.

During the nine months ended September 30, 2003 the Company incurred a net loss of $(299) or $(0.02) per diluted weighted average share. During the nine months ended September 30, 2002, the Company had a net loss of $(4,250) or $(0.26) per diluted weighted-average share. The $3,981 decrease in net loss for the nine months ended September 30, 2003, was primarily due to losses of $3,391 from discontinued operations and a $628 cumulative effect of accounting change recorded in the nine months ended September 30, 2002.

Liquidity and Capital Resources

During the nine months ended September 30, 2003, the Company experienced negative operating cash flows of $(234). Negative operating cash flows in the nine months ended September 30, 2003 were created by a net loss from continuing operations of $(299) partially offset by an increase in accounts payable of $73. During the nine months ended September 30, 2002, the Company experienced negative operating cash flows of $(2,508). Negative operating cash flows in the nine months ended September 30, 2002 were primarily created by a net loss from continuing operations before cumulative effect of accounting change of $(231). The net effect of operating cash flows from discontinued operations resulted in additional cash used of $(2,127) during the nine months ended September 30, 2002.

Net cash used in investing activities of $(418) during the nine months ended September 30, 2003 resulted from $530 in loans made by the Company to Probity related to the May 20, 2003 reverse acquisition agreement less collections of $200 on these loans. Net cash provided by investing activities of $1,107 during the nine months ended September 30, 2002 resulted from discontinued operations, primarily from the sale of the Company’s Norwegian subsidiary.

There was no cash flow activity from financing activities during the nine months ended September 30, 2003. Net cash provided by financing activities of $2,128 during nine months ended September 30, 2002 was due to the financing activities associated with discontinued operations less the repayment by the Company of a $200 bank note.

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

On September 30, 2003, the Company changed accounting firms by advising its former accounting firm, KPMG, LLP that it was engaging a new accounting firm. The Company engaged a new accounting firm, Braverman & Company, P.C. on September 30, 2003. The Company reported its change in accountants on a Form 8-K, filed with the SEC on October 7, 2003.

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

ITEM 5 Other Information

On October 17, 2003, the Company filed an amended Form 10-QSB for the quarter ended June 30, 2003.

On November 5, 2003, the Company received a payment of approximately $360 from Wooju to be applied against notes and loans receivable of approximately $418 as recorded in the Company’s condensed consolidated balance sheet as of September 30, 2003. The payment is being held by the Company’s agent, Kjell Jagelid and Montain Sebring Generale Holding, S.A., pending transfer to the Company’s U.S. bank account. (see Note 4)

ITEM 6 Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1 (1)	Acquisition Agreement dated May 20, 2003 with Probity, Inc.

2.2 (2)	Mutual Rescission Agreement

2.3	Exchange Agreement dated September 15, 2003 by and between Probity Investigations, Inc. and the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Current Report on Form 8-K dated May 20, 2003 and filed with the Commission on June 4, 2003.

(2)	Incorporated by reference from our Current Report on Form 8-K dated September 19, 2003 and filed with the Commission on September 23, 2003.

(b)	Reports on Form 8-K

     On September 23, 2003, we filed a Current Report on Form 8-K describing the September 18, 2003 agreement by which we rescinded the May 20, 2003 reverse acquisition of Probity.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2003	Simex Technologies, Inc.

	/s/	Kjell Jagelid

	By:	Kjell Jagelid
Chief Executive Officer, President and Acting Chief Financial Officer