Form 10KSB
period 2003-12-31
SIMEX TECHNOLOGIES INC
filed 2004-04-13
CIK 1089499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 0-26599

SIMEX TECHNOLOGIES, INC.

(Name of Small Business Issuer in its Charter)

DELAWARE	58-2465647
(State of Incorporation)	(I.R.S. Employer Identification Number)

4940 Peachtree Industrial Blvd., Suite 360
Norcross, Georgia 30071
(Address of principal executive offices and zip code)
Issuer’s telephone number: (770) 447-9373
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	N/A

Securities registered pursuant to Section 12(g) of the Act: None

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB. [  ]

     The Issuer’s revenues for the fiscal year ended December 31, 2003 were $53,773.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, as of March 10, 2004 was approximately $5,105,000.

As of March 10, 2004, there were 33,340,303 shares of common stock, par value $.001 per share, outstanding.

The index to exhibits appears on page 18 of this document.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional small business disclosure format: Yes [   ] No [ X ]

SIMEX TECHNOLOGIES, INC.

FORM 10-KSB
For the Year Ended December 31, 2003

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

The Company’s current operations consist of the operations of its wholly-owned subsidiary, Remote Business, Inc., and its wholly owned subsidiary, SIMEX Digital Solutions, Inc., as described in the section entitled “Business of Company”.

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

Effective as of May 20, 2003, the Company completed a merger subject to certain terms to be complied with after May 20, 2003, under which it acquired all of the outstanding stock of Probity Investigations, Inc. (“Probity”) and correspondingly ownership of Probity’s wholly owned subsidiaries, Kyros, LLC (Kyros) and Remote Business Management, LLC (RBM). Under the terms of the reverse acquisition, a share exchange transaction occurred with the shareholders of Probity, which resulted in a change in the control of the ownership of Simex, with the shareholders of Probity becoming the controlling group.

On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Rescission Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 reverse acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. The basis for the Rescission Agreement was that Probity had not fulfilled all of its requirements under the May 20, 2003, reverse acquisition agreement. As a result of the Rescission Agreement, the financial presentation in this Form 10-KSB for the year ended December 31, 2003, does not include the balance sheet positions of Probity as of December 31, 2003 or the operating results of Probity for any period presented in this Form 10-KSB. For financial statement presentation, the May 20, 2003, reverse acquisition agreement is treated as if it were not executed.

On December 5, 2003, the Company acquired Remote Business, Inc. (“RBI”), a newly-formed subsidiary of Probity Investigations, Inc. (“Probity”), in exchange for 16,000,000 newly-issued shares of the Company’s common stock. Immediately prior to the acquisition, Probity transferred security equipment inventory with a fair value of $550,000 and the operations of its subsidiary, RBM, excluding all recorded assets and liabilities of RBM, to RBI. The acquisition will be accounted for as a purchase. Because the Company was a non-operating company at the time of the transaction and the common shares of the Company are thinly-traded, the purchase price was deemed to be the fair value of the assets acquired. Accordingly, no goodwill was recorded in the acquisition. The Company previously reported that Hyung Tae-Kim and Kyu Hung Jang were elected to the Board of Directors in connection with this acquisition. Although Probity agreed to vote its shares to cause such an election to occur, such election has not occurred to date, and Messrs. Kim and Jang are not members of the Board of Directors as of the date of this report.

Divestitures

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

Business of Company

Remote Business, Inc., a wholly-owned subsidiary of the Company is engaged in the design, installation, servicing and monitoring of digital surveillance security systems for business and industry. The accompanying financial statements include the accounts of RBI since its formation on December 5, 2003 and the assets, liabilities, revenues and expenses applicable to the business. The acquisition of RBI included the business of its predecessor, RBM, which has operated for the past two years. Most of the customers of RBI are small to medium-sized businesses located in the southeastern U.S. The largest customer is a restaurant franchise chain headquartered in the southeast and constituted approximately 50% of the business of RBI and its predecessor, RBM, during the year ended December 31, 2003. The business with this chain was contracted with each individual franchisee and not with the franchisor. The balance of the business was spread across a number of customers.

RBM generally provides the design and installation of security systems to meet its customer’s requirements. Most of the work is new systems, but on occasion old systems are upgraded with new equipment. In some instances RBI is engaged to do alarm monitoring. These monitoring contracts are, at present, fulfilled by third-party monitoring companies.

There are many smaller and larger firms engaged in the design and installation of digital security systems. The largest national firm is ADT Security Services, Inc. The smaller firms purchase equipment manufactured by such firms as Sony, Panasonic and Samsung, and install for local customers. RBI can purchase the same equipment, but uses the products of Wooju Communications Co., Ltd. whenever possible.

Effective January 16, 2004, a wholly-owned subsidiary of the Company, Simex Digital Solutions, Inc. (“Simex Digital”) entered into a marketing agreement with Structured Data Systems, Inc. (“SDS”), a Georgia corporation. SDS is a value-added reseller of computer hardware and software. Under the marketing agreement, Simex Digital markets the products sold by SDS.

Industry Background

Prior to its acquisition by Simex, the business of Remote Business, Inc. was operated by Remote Business Management, LLC, and its parent company Probity Investigations, LLC, a provider of private investigation services to business and industry. The business was founded in April, 2002 to provide surveillance equipment and service to Probity’s investigation service customers.

Products and Services

Through its subsidiary, Remote Business, Inc., the Company is engaged in the design, sales, installation and service of digital surveillance security systems for business and industry.

Competition

The Company’s competitors in the digital surveillance systems industry consist mainly of local dealers and integrators. Since the barriers to entry into the Company’s markets are relatively low, we experience significant competition for sales and service opportunities.

Raw Material Availability and Suppliers

The Company expects to have multiple sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities. The Company’s principal supplier of digital video recording products is Wooju Communications Co., Ltd.

Government Regulation

The Company is subject to laws and regulations concerning the environment and occupational safety the United States and local government areas in which its corporate office is located.

Research and Development Expenditures

The Company incurred no Research and Development Expenditures in the reporting period.

Cost and Effect of Environmental Regulations

The Company must comply with United States laws concerning the environment. Due to the nature of its business, costs of compliance with such regulations are minimal.

Employees

As of December 31, 2003, the Company and its Subsidiaries had ten employees.

Management’s Plans

On December 23, 2003, the Company announced that it had entered into a Letter of Intent for the acquisition of Wooju Communications Company, Ltd. (“Wooju”) of Incheon, Korea. The Letter of Intent was amended in February 2004, and a definitive agreement was distributed to the parties. As of the date of this report, the Letter of Intent, as amended, has expired and no definitive agreement has been executed; however, the parties continue to have discussions and negotiations on an acquisition transaction. Wooju, a KOSDAQ listed company, is one of Korea’s leading manufacturers of specialized security equipment and systems. Its principal products include digital video recorders, video door-phones, closed-circuit TV monitors and surveillance cameras. Wooju’s key technological competency lies in integration of advanced digital and web-based wireless technology into existing analog surveillance structures. Wooju’s products offer integration and versatility through customized solutions for homes and small businesses, parking lots, airports, financial institutions and other public spaces with surveillance and security needs. Wooju supplies its products globally to more than 70 countries through a distribution network of approximately 160 institutional purchasers. Wooju operates through four business divisions (administration, research and development, technical engineering, and sales and marketing) and maintains a research institute. Wooju has a manufacturing facility in Qindao, the People’s Republic of China. In addition, Wooju has nine registered patents, including three utility patents.

Item 2. Description of Property.

The Company’s executive offices are located in Norcross, Georgia (metro Atlanta) consisting of approximately 1,000 square feet of leased space, on a month-to-month lease.

Item 3. Legal Proceedings

As of the date of this report, the Company’s is not involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Securities Holders

During the quarter ended December 31, 2003, there were no matters submitted to a vote of security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is registered with the Securities and Exchange Commission (SEC) and was quoted on the over the counter bulletin board under the symbol SMXT until September 24, 2003. The Company did not file its June 30, 2003 Form 10-QSB by the required extended filing date of August 19, 2003. As a result, the Company became delinquent, and had 30 days to file its Form 10-QSB for the period ended June 30, 2003 or the Company would be ineligible for quotation on the over-the-counter bulletin board. The Company filed its Form 10-QSB on September 23, 2003, however, the quarterly report was not reviewed by the Company’s Certified Public Accountants. Therefore, the Company failed to meet its reporting requirements and the Company became ineligible for quotation on the over-the-counter bulletin board on September 24, 2003. There was no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide them with a timely accounting of transactions involving the reverse acquisition with Probity Investigations, Inc., which occurred on May 20, 2003 and the subsequent rescission of the reverse acquisition, which was executed on September 18, 2003. An amended Form 10-QSB for the quarter ended June 30, 2003 was filed on October 17, 2003. The Company has subsequently filed its remaining required Forms 10-QSB and current reports on form 8-K, and is proceeding toward reinstatement of quotation on OTCBB.

The following is the range of high and low bid information for each quarter for the two (2) years ended December 31, 2003 and 2002:

	YEAR ENDED		YEAR ENDED
	DECEMBER 31, 2003		DECEMBER 31, 2002
QUARTER	HIGH	LOW	HIGH	LOW
First	$0.20	0.05	$0.20	0.10
Second	0.70	0.20	0.45	0.13
Third	0.60	0.25	0.30	0.05
Fourth	0.52	0.10	0.20	0.05

The quotation reflects inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

The approximate number of holders of the common stock of Company is 200 as of December 31, 2003.

The Company has not paid any dividends on its common shares in the past, and it is not expected to pay any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 5, 2003, the Company issued 16,000,000 shares of its common stock to Probity Investigations, Inc., a Georgia corporation, or its assigns, in connection with the acquisition of Remote Business, Inc. The shares were issued for an aggregate consideration of $550,000, or $.03 per share. This was determined to be exempt from registration under the Securities Act in reliance on Section 4(2), as a transaction not involving any public offering. No underwriters were involved in connection with the sale of these securities.

On December 5, 2003, the Company issued 775,395 shares of its common stock to L. Scott Demerau, a former director of the Company, pursuant to the cashless exercise of a Stock Option agreement. Mr. Demerau exchanged 90,162 shares (based on a value of $0.48 per share) in connection with the cashless exercise. The issuance was determined to be exempt from registration under the Securities Act in reliance on Section 4(2), as a transaction not involving any public offering. No underwriters were involved in connection with the sale of these securities.

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

Overview

The Company is a public company with operating activities in the area of sales and installation of surveillance equipment, by virtue of its acquisition of Remote Business, Inc. The Company has subsequently expanded its business to include sales and installation of information technology equipment and software through the acquisition of a license agreement with Structured Data Systems, Inc. by Simex Digital Solutions, Inc., its wholly-owned subsidiary.

The Company is the successor by way of reorganization to a predecessor public shell company. Since the reorganization in April 1998, the Company, through its wholly owned subsidiary, SIMEX A/S, acquired six companies. Due to the sale of SIMEX A/S in May 2002 and Vendor Leasing in November 2002, the historical financial data presents the results of their operations as discontinued operations. The Company incurred losses for the years ending December 31, 2002 and 2003.

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

In November 1999, the Company’s Board of Directors approved a stock option plan, which reserves for issuance 10% of the outstanding shares of the Company’s common stock for its employees, directors and consultants. The Company did not grant any options under this plan in 1999. In 2000, the Company granted 192,000 options under this plan to various Norwegian employees, including 20,000 options granted to the Company’s then CEO, Elmer Lunde. There were no options granted during 2001 or 2002. The 192,000 options granted in 2000 were cancelled in 2002, following the sale of the Company’s Norwegian subsidiary. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. The amount of these potential future compensation expenses is unknown.

On May 20, 2003, the Company entered into Stock Option Agreements with certain of its officers, directors and consultants, and issued options to purchase 6,499,287 shares in connection with the original acquisition of Probity. Options issued pursuant to these Agreements are exercisable for a period of 10 years from the date of issuance, at $.05 per share. The Agreements were restated on July 25, 2003, and again restated on September 15, 2003, in connection with the rescission of the Probity acquisition transaction. In July, 2003, the Board of Directors also approved an amendment to the stock option plan to reserve up to 20% of the total outstanding shares. These restatements resulted in the following option agreements as of September 15, 2003:

		Number
Name	Title	of Options
C. Mickle Moye	Chairman of the Board of Directors	865,557
Kjell I. Jagelid	Chief Executive Officer and Director	1,731,115
Scott Demerau*	Director	865,557
Arnold E. Johns	Consultant	865,557

Total		4,327,786

*Mr. Demerau exercised his options on December 5, 2003.

On January 10, 2004, the Board of Directors resolved to award options to its Officers, Directors and consultants, as follows:

		Number
Name	Title	of Options
Kjell I. Jagelid	Chief Executive Officer and Director	1,000,000
C. Mickle Moye	Chairman of the Board of Directors	500,000
Arnold E. Johns	Consultant	500,000
Fred J. Griffin	Consultant	250,000

Total		2,250,000

These options are exercisable for a period of 10 years, at a price equal to $.35 per share.

CONSOLIDATED STATEMENT
OF OPERATIONS DATA
(IN THOUSANDS)

	YEARS ENDED
	December 31
	2003	2002
Sales	$53	$—
Cost of Goods Sold	29	—

Gross Profit	24	—
Selling, general and administrative expenses	456	280
Interest expense, net	(3)	3

Loss from continuing operations before income taxes and cumulative effect of accounting change	(429)	(283)
Income taxes	—	—

Loss from continuing operations before cumulative effect of accounting change	(429)	(283)
Loss from discontinued operations, net of income taxes	—	(3,261)

Loss before cumulative effect of accounting change	(429)	(3,544)
Cumulative effect of accounting change	—	(628)

Net loss	$(429)	$(4,172)

Results of Operations (in thousands)

Sales and Gross Profit

The Company, through its newly-acquired subsidiary, Remote Business, Inc., reported sales and service revenues from installations of surveillance equipment of $53, resulting in a gross profit of $24. This activity was reported in the period from December 5, 2003, the acquisition date to year-end.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $176 or 50%, to $456 for the year ended December 31, 2003 from $280 for the year ended December 31, 2002. The increase was primarily attributable to increased cost and professional fees related to the acquisition and subsequent rescission transactions involving Probity Investigations, Inc. and the acquisition of the business of Remote Business, Inc.

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

Net Loss

During the year ended December 31, 2003, the Company had a net loss of $(429) or $ (.02) per diluted weighted-average share. During the year ended December 31, 2002, the Company reported a net loss of $(4,172) or $(.25) per diluted weighted-average share. The $3,774 decrease in net loss for the year ended December 31, 2003, was primarily due to the effect of the losses from discontinued operations of approximately $3,261 and a $628 loss resulting from the cumulative effect of an accounting change related to the impairment of goodwill associated with the acquisition of the Company’s equipment leasing subsidiary in 2002, offset by the Company’s $176 increase in selling, general and administrative expenses in 2003.

Financial Condition, Liquidity and Capital Resources (in thousands)

Operating Activities

Cash flows used in operating activities for the year ended December 31, 2003 aggregated $(434) compared to cash used in operating activities for the year ended December 31, 2002 of $(2,580). The unfavorable impact on operating cash flows for the year ended December 31, 2003 was primarily due to the acquisition of RBI and the resulting increase in general and administrative expenses. The unfavorable impact on operating cash flows for the year ended December 31, 2002 was primarily due to $(2,091) cash used in discontinued operations and a net loss from continuing operations of $(283).

Investing Activities

Cash provided (used) by investing activities for the years ended December 31, 2003 and 2002 aggregated $(227) and $1,107, respectively. The cash used for the year ended December 31, 2003 was primarily attributable to the retainage by Kjell Jagelid and Montain Sebring Generale, S.A. of proceeds from the sale of equipment pursuant to the exchange of notes receivable with Kyros. The cash provided for the year ended December 31, 2002 was due to net activity from discontinued operations.

Financing Activities

There were no cash flows provided or used by financing activities for the year ended December 31, 2003. Cash flows provided by financing activities for the year ended December 31, 2002 were $2,128. During the year ended December 31, 2002, cash was provided by net activity from discontinued operations of $2,328, offset by payments of $(200) on note payable - bank.

Management’s Plans

Since the sale of its operating subsidiaries in 2002, the Company has been seeking an acquisition or merger candidate. The Company’s resources consisted of $681 in cash and cash equivalents as of December 31, 2002. The Company is seeking an operating company with a viable product or service that has growth potential. Associated with the search for an acquisition or merger candidate, the Company has entered into a consulting agreement with a former officer of the Company. Under the agreement, the Company paid the former officer $10 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate. As a result of the acquisition of RBI, the former officer also received options to purchase 500,000 shares of the Company’s common stock.

On December 23, 2003, the Company announced that it had entered into a Letter of Intent for the acquisition of Wooju Communications Company, Ltd. (“Wooju”) of Incheon, Korea. The Letter of Intent was amended in February 2004, and a definitive agreement was distributed to the parties. As of the date of this report, the Letter of Intent, as amended, has expired and no definitive agreement has been executed; however, the parties continue to have discussions and negotiations on an acquisition transaction. Wooju, a KOSDAQ listed company, is one of Korea’s leading manufacturers of specialized security equipment and systems. Its principal products include digital video recorders, video door-phones, closed-circuit TV monitors and surveillance cameras.

Effective January 16, 2004, a wholly-owned subsidiary of the Company, Simex Digital Solutions, Inc. (“Simex Digital”) entered into a marketing agreement with Structured Data Systems, Inc. (“SDS”), a Georgia corporation. SDS is a value-added reseller of computer hardware and software. Under the marketing agreement, Simex Digital markets the products sold by SDS.

The Company has a limited amount of cash reserves, and is dependent upon the performance of its operating subsidiaries, and cash flow resulting therefrom, to meet its operating cash requirements. Since the acquisition of these subsidiaries is relatively recent and the Company’s operating history with these entities is brief, the Company can give no assurances as to the ability of its operations to generate sufficient funds to meet its needs.

Wooju’s key technological competency lies in integration of advanced digital and web-based wireless technology into existing analog surveillance structures. Wooju’s products offer integration and versatility through customized solutions for homes and small businesses, parking lots, airports, financial institutions and other public spaces with surveillance and security needs. Wooju supplies its products globally to more than 70 countries through a distribution network of approximately 160 institutional purchasers. Wooju operates through four business divisions (administration, research and development, technical engineering, and sales and marketing) and maintains a research institute. Wooju has a manufacturing facility in Qindao, the People’s Republic of China. In addition, Wooju has nine registered patents, including three utility patents.

Impact of Accounting Standards Adopted During 2003

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), SFAS No. 143 provides new guidance on the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. The Company’s adoption of this standard did not have a significant impact on its financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Among other things, SFAS No. 145 eliminates the requirement that gains and losses from the extinguishment of debt be classified as extraordinary items. SFAS No. 145 is effective for fiscal years beginning after December 15, 2002, with early adoption permitted. The Company’s adoption of this standard did not have a significant impact on its financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard nullifies Emerging Issues Task Force No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This standard requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective after December 31, 2002. The Company’s adoption of this standard did not have a significant impact on its financial statements.

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, (“Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“Fin 45”). Fin 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. Fin 45 also requires additional disclosure about the guarantor’s obligations under certain obligations that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after December 15, 2002. The Company’s adoption of this standard did not have a significant impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The adoption of this standard did not have a significant impact on the Company’s financial statements.

Impact of Accounting Standards Issued But Not Yet Adopted

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.

During October 2003, the FASB issued Staff Position No. FIN 46, deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that variable interest entity in accordance with FIN 46.

On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities,” (FIN-46R) primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46 that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact to the Company’s financial position, results of operations or liquidity resulting from the adoption of this interpretation.

Item 7. Financial Statements

See “Financial Statements and Notes to Financial Statements” set forth on page 21 through 33 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

As reported on a Form 8-K filed on October 7, 2003, the Board of Directors of the Company on September 30, 2003 dismissed KPMG LLP and engaged Braverman & Company, P.C. as its independent accountants. The Board of Directors of SIMEX determined that SIMEX’s current operations and capital resources did not warrant the use of a major accounting firm.

During the two most recent years and the subsequent interim period through September 30, 2003, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to KPMG LLP’s satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit report of KPMG LLP on the Company’s financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except the audit report of KPMG LLP noted SIMEX changed its method of accounting for goodwill and other intangible assets in 2002.

During the two most recent years of the Company ended December 31, 2002 and the subsequent interim period to September 30, 2003, SIMEX did not consult with Braverman & Company, P.C. regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

As reported on a form 8-K filed on February 2, 2004, the Board of Directors of the Company on January 26, 2004 approved the dismissal of Braverman & Company, P.C. and engaged Miller Ray & Houser LLP as its independent accountants. The Board of Directors of SIMEX determined that SIMEX’s primary location and Braverman & Company, P.C.’s association with Miller Ray & Houser LLP for work related to SIMEX warranted the assignment of the latter firm as its certifying accountant.

During the two most recent fiscal years and subsequent interim period through January 26, 2004, there were no disagreements with Braverman & Company, P.C. on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to Braverman & Company, P.C.’s satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. Braverman & Company, P.C. did not prepare any audit reports for the Company during the past two fiscal years; rather, Braverman & Company, P.C. reviewed the Company’s condensed consolidated interim financial statements as of and for the quarters ended September 30, 2003 and June 30, 2003, and is not aware of any material modifications that should be made to such statements for them to be in conformity with accounting principles generally accepted in the United States of America.

During the two most recent fiscal years of the Company ended December 31, 2003 and the subsequent period to January 26, 2004, SIMEX did not consult with Miller Ray & Houser LLP regarding any matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Sections 13a-14(c) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries is accumulated and would be made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls. The Company does not believe that there are significant deficiencies in the design or operation of its internal controls that could adversely affect its ability to record, process, summarize and report financial data. Although there were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date, the Company’s senior management, in conjunction with its Board of Directors, continuously reviews overall company policies and improves documentation of important financial reporting and internal control matters. The Company is committed to continuously improving the state of its internal controls, corporate governance and financial reporting.

Limitation on the Effectiveness of Controls. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Our executive officers, directors and certain key employees, their ages as of December 31, 2003 and their position(s) with SIMEX are as follows:

MR. KJELL JAGELID	60	Director and President since December 2000. Mr. Jagelid has over 20 years experience in manufacturing and construction. Mr. Jagelid invented equipment and processes used in the Company’s former post-tensioning construction segment and holds approximately fifteen patents in the manufacturing and construction industries. Mr. Jagelid has been employed by the Company on various occasions since the 1980’s. Mr. Jagelid graduated from PHF, Goteborg, Sweden with a Bachelor’s Degree in Finance and obtained a Master’s Degree in Civil and Mechanical Engineering from GTL, Sweden. Mr. Jagelid is fluent in Swedish, English and the Scandinavian languages and is conversational in German.

MR. C. MICKLE MOYE	67	Director since May 1999. Chairman of the Board since November 5, 2001. Mr. Moye has served as the President and Chief Executive Officer of three bank and trust companies over the past 15 years. In December 1998, Mr. Moye retired as President and CEO of Security State Bank, Canton, Georgia after 10 years of employment. Mr. Moye holds a B.S. degree in Industrial Management from the Georgia Institute of Technology and has pursued post-graduate studies at the Harvard Business School.

MR. FRED J. GRIFFIN	52	Chief Financial Officer. Mr. Griffin was appointed Chief Financial Officer in January, 2004. He has served as an independent consultant to the Company, among other clients, over the past year. Mr. Griffin was previously Chief Financial Officer of Innovative Technical Network, Inc., a metal fabrication company in Jacksonville, FL from April 2001 through May, 2003. He was previously Chief Financial of Folded Edge, Inc., an Atlanta, GA based online retailer and distributor of clothing and accessories. Mr. Griffin is a former partner in Deloitte Haskins & Sells, and was a practicing CPA for over 16 years.

BOARD COMPOSITION

Each member of the Board of Directors is elected by the shareholders. Each director serves for a one (1) year term.

Each officer is elected by, and serves at the discretion of, the Board of Directors. There are no family relationships among any of the directors or executive officers.

COMMITTEES OF THE BOARD

At a Board of Directors meeting held on November 11, 1999, the Board established an Audit Committee and a Compensation Committee. The Audit Committee reviews, acts on and reports to the Board of Directors with respect to various auditing and accounting matters, including the selection of our independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, the performance of our independent auditors and our accounting practices. The members of the Audit Committee are C. Micke Moye and Kjell I. Jagelid.

The Compensation Committee establishes salaries, incentives and other forms of compensation for our officers and other employees and administers our incentive compensation and benefit plans. The members of the Compensation Committee are C. Mickle Moye and Kjell I. Jagelid.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The members of SIMEX’s Board of Directors, its executive officers and holders of 10% or more of its outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of SIMEX common stock and their transactions in such common stock. Based upon (1) the copies of Section 16(a) reports that SIMEX received from such persons for transactions in the common stock and their common stock holdings for the fiscal year ended December 31, 2003, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period. SIMEX believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than 10% shareholders, except as described herein.

Mr. Jagelid failed to file a Form 4 reporting the granting of a stock option for 3,413,666 shares of the common stock of the Company on May 20, 2003. Mr. Jagelid reported the subsequent forfeit of 1,682,551 shares from such option agreement on September 18, 2003.

Mr. C. Mickle Moye failed to timely file a Form 4 reporting the granting of a stock option for 1,706,833 shares of the common stock of the Company on May 20, 2003. A Form 4 was filed reporting the grant on August 6, 2003.

Messrs. Scott Demerau, Gary Redding, Kyu Hung Jang, and Wooju Communications Co., Ltd., failed to timely a Form 3 reporting their status as officers, directors or ten percent shareholders as of May 20, 2003. Messrs. Demerau and Redding each filed a Form 3, on August 6, 2003, and Mr. Jang and Wooju Communications Co., Ltd. filed a Form 3 on August 7, 2003.

Mr. Hyung-Tae Kim failed to file a Form 3, reporting his status as a ten percent shareholder due to his acquisition of 5,000,000 shares of the Company’s common stock in connection with the Share Exchange Agreement with Probity Investigations, Inc. on December 5, 2003, and Probity Investigations, Inc. failed to file a Form 3 reporting its status as a ten percent shareholder due to its acquisition of 9,800,000 shares of the Company’s common stock in connection with the Share Exchange Agreement with Probity Investigations, Inc. on December 5, 2003.

Code of Ethics

We currently do not have a Code of Ethics that applies to our President, Chief Executive Officer & Chief Financial Officer. Our management is currently in the process of developing such a policy and expects to present it to our board of directors for its review and approval during the second quarter of 2004. Once adopted, we will provide a copy of the Code of Ethics without charge upon written request directed to the Company, Attn: Secretary, 4940 Peachtree Industrial Blvd., Suite 360, Norcross, GA 30071.

Audit Committee Financial Expert

We have an audit committee comprised of C. Mickle Moye and Kjell I. Jagelid. Neither of the members of the audit committee meet the definition of an “audit committee financial expert,” as that term is defined by SEC regulations. Further, neither of our audit committee members or any of our other current directors is independent, as defined by applicable regulation. We are currently in the process of searching for and recruiting potential director candidates who are independent and who will qualify as an audit committee financial expert.

Item 10. Executive Compensation

No executive officer, director or other individual received compensation of more than $100,000 for the prior fiscal year.

The compensation paid in 2003, 2002 and 2001 to the Chief Executive Officer of the Company and to the President of the Company is set forth in the table below.

SUMMARY COMPENSATION TABLE
THE COMPANY

	ANNUAL			LONG-TERM COMPENSATION
	COMPENSATION				AWARDS	PAYOUTS
								ALL
NAME AND				OTHER ANNUAL	RESTRICTED	OPTIONS	LTIP	OTHER
PRINCIPAL		SALARY	BONUS	COMPENSATION	STOCK	/SARs	PAYOUT	COMPENSATION
POSITION	YEAR	($)	($)	($)	AWARDS	(#)	($)	($) (3)
Kjell Jagelid	2003	0	0	0	0	1,731,115	0	12,000
President (1)	2002	0	0	0	0	0	0	153,700
	2001	0	0	0	0	0	0	10,500

Elmer Lunde	2002	125,000	0	0	0	0	0	0
Treasurer (2)	2001	157,430	0	0	0	0	0	0

(1)	Mr. Jagelid was elected President and a Director in December 2000.

(2)	Mr. Lunde resigned his position in July 2002, commensurate with the sale of the Company’s Norwegian subsidiary.

(3)	Mr. Jagelid’s other compensation in 2001 consisted of professional fees for management services rendered. Mr. Jagelid’s 2002 other compensation consisted primarily of professional fees for his negotiation of the sale of the Company’s Norwegian subsidiary. Mr. Jagelid’s 2003 compensation consisted of director’s fees.

Mr. Jagelid was granted a stock option agreement to purchase 3,413,666 shares of the Company’s common stock on May 20, 2003. On September 18, 2003, Mr. Jagelid forfeited 1,682,551 shares for no consideration.

Options/SARs grants to executive officers during 2003 were as follows:

	Number of	Percent of total
	securities	options/SARs
	underlying	granted to
	options/SARs	employees in fiscal		Exercise or base price
Name	granted (#)	year		($/Sh)	Expiration date
(a)	(b)	(c)		(d)	(e)
Kjell Jagelid	1,731,115 (1)	100	%(2)	$0.05	May 20, 2013

(1)	Mr. Jagelid received a grant of 3,413,666 options on May 20, 2003, which was reduced to 1,731,115 for no consideration on September 15, 2003.

(2)	Represents 50% of the options granted during the year to directors of the Company

DIRECTOR COMPENSATION

Outside Directors receive fees for monthly meetings. These fees increased from $1,200 per month to $1,500 per month during 2003. Other Directors receive no cash remuneration for serving on the Board of Directors but are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings.

EMPLOYEE CONTRACTS

The Company has no employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2003 certain information regarding beneficial ownership of common stock by:

•	Each person known to the Company who owns beneficially more than five percent (5%) of the common stock;

•	The directors;

•	The executive officers; and

•	All executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules and regulations of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable or exercisable within sixty (60) days of the date of this Annual Report are deemed outstanding. These shares, however, are not deemed outstanding for the purposes of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s name

	COMMON STOCK BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER	NO. OF SHARES	% OF CLASS
Mr. KJELL JAGELID (1)	3,917,615	11.75%
Kurbergstrasse 1 CH-8049 Zurich Switzerland

MONTAIN SEBRING GENERALE HOLDING S.A.	1,755,000	5.26%
c/o Rika Mundy 60 Grand Rue L-1660 Luxembourg

C. MICKLE MOYE (2)	865,557	2.60%
2890 Normandy Drive, NW Atlanta, GA 30305

BRYNE ELEKTRISKE A/S	2,872,340	17.34%
Blaberg 30 Kvernland, Norway 4355

PROBITY INVESTIGATIONS, INC.	9,800,000	29.39%
P. O. Box 1311 Oakwood, GA 30566

HYUNG-TAE KIM	5,000,000	15.0%

MARTY STEINBERG, ESQ., as the Receiver for Lancer Management	3,320,057	9.94%
Group II, LLC, Lancer Offshore, Inc. and Omnifund, Ltd. and as the party in control of Lancer Partners, LP. Hunton & Williams, LLP, 1111 Brickell Avenue, Suite 2500 Miami, Florida 33131

ELMER LUNDE (3)	3,314,779	9.94%
Lagervegen 30 N-4064 Stavanger Norway

MONTAIN SEBRING GENERAL, LLC	3,000,000	9.00%
140 South Falcon Bluff Alpharetta, GA 30022

L. SCOTT DEMERAU(4)	1,975,395	5.92%
8442 Tibet Butler Drive Windmere, FL 34786

JULI DEMERAU (5)	1,975,395	5.92%
8442 Tibet Butler Drive Windmere, FL 34786

ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (2 Persons)	5,186,500	14.35%

(1)	Includes 431,500 shares owned individually, 1,755,000 shares beneficially owned by Montain Sebring Generale

Holding S.A., and 1,731,115 shares that may be issued pursuant to a stock option agreement.

(2)	Represents 865,557 shares that may be issued pursuant to a stock option agreement.

(3)	Includes 314,779 shares owned individually, and 3,000,000 shares beneficially owned by Montain Sebring Generale, LLC.

(4)	Includes 775,395 shares owned individually, and 1,200,000 shares owned by his wife, Juli Demerau.

(5)	Includes 1,200,000 shares owned individually, and 775,395 shares owned by her husband, Scott Demerau.

In November 1999, the Company’s board of directors approved a stock based compensation plan (“Plan”) under which shares or options can be granted to employees, directors and consultants. The Company will measure compensation cost using the intrinsic value method of accounting prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees”. The Plan reserves for issuance 20% of the Company’s common stock for its directors and consultants.

The following table presents the summary information relative to the Company’s equity compensation plan as of December 31, 2003:

Equity Compensation Plan Information

Number of
securities
	Number of		remaining for
	securities to be		future issuance
	issued upon		under equity
	exercise of	Weighted average	compensation plans
	outstanding	price of	(excluding
	options, warrants	outstanding	securities
	and rights	options, warrants	reflected in column
	(a)	and rights	(a))
Equity compensation plans approved by security holders	3,462,229	$.05	0
Equity compensation plans not approved by security holders(1)	—	—	3,205,831

Totals	3,462,229	—	3,205,831

(1) In July 2003, the Board of Directors increased the number of share eligible for issuance under the Company’s stock option plan from 10% to 20% of the total issued and outstanding shares of the Company. This increase has not yet been approved by the Company’s shareholders.

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

Sale of Shares

On January 1, 2002 the Company sold its interests in Vest Norge Doors A/S to two Company employees. The Company’s interest was sold for $88 cash paid at closing and a loss was recognized.

Associated with the search for an acquisition or merger candidate, the Company entered into a consulting agreement with a former officer of the Company. Under the agreement, the Company paid the former officer $10 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate. If an acquisition or merger had been consummated, the former officer would have also received 500,000 shares of the Company’s common stock.

In conjunction with the May 20, 2003, reverse acquisition agreement with Probity, the Company had advanced Probity approximately $530 as of December 31, 2003. Included in the $530 advances were separate notes in the amounts of $262 and $137, which matured as of June 25, 2003. These notes are collateralized by inventory and carry interest at 10% per annum. Additional loans in the amount of $131, made prior to December 31, 2003 are unsecured and not subject to interest.

The Company subsequently exchanged its notes and loans receivable, which totaled $560 as of the date of the exchange, for inventory of Kyros, which consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean manufacturing company and a member of Kyros. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg holding related to the Company’s CEO, Kjell Jagelid, for $560, for further sale, in the amount of $560, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112 on September 11, 2003. Additional amounts totaling $448 were paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. between the transaction date and December 31, 2003, to be held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. A total of $255 of these additional proceeds have been remitted to the Company by Kjell Jagelid and Montain Sebring Generale Holding, S.A. during the fourth quarter of 2003, and a balance of $193 remains held at December 31, 2003 by for the Company by Kjell Jagelid and Montain Sebring General Holding, S.A..

In conjunction with the acquisition of Remote Business, Inc., the Company advanced $35 to Remote Business Management, LLC to assist in meeting its short-term capital needs. After the acquisition of Remote Business, Inc. from Probity on December 5, 2003, Probity continued to provide operational support to the Company. Included in amounts due from affiliates at December 31, 2003 is $35 due from Probity less $8 for operational support.

Consulting Agreement

Associated with the search for an acquisition or merger candidate, the Company has entered into a consulting agreement with Arnold Johns, a former officer of the Company. Under the agreement, the Company paid Mr. Johns $10,000 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate.

Item 13. Exhibits and Reports on Form 8-K.

(a)	Exhibits: The following exhibits are filed as part of this report:

2.1	Plan of Merger (1)

2.2	Exchange Agreement with Probity Investigations, Inc. (2)

2.3	First Amendment to Exchange Agreement with Probity Investigations, Inc. (3)

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

10.1	Stock Purchase Agreement documenting the sale of our Norwegian subsidiary. (4)

10.2	Stock Based Compensation Plan executed November 1999. (5)

10.3	Acquisition Agreement with Probity Investigations, Inc. dated May 20, 2003 (6)

10.4	Mutual Rescission Agreement with Probity Investigations, Inc. (7)

21.1	List of the Company’s subsidiaries.

31.1	Officer’s Certification under Section 302.

31.2	Officer’s Certification under Section 302.

32.1	Officer’s Certification under Section 906.

32.2	Officer’s Certification under Section 906.

99.1	Certification of Translated Foreign Language Documents. (1)

99.2	Cautionary Statement under Private Securities Litigation Reform Act of 1995 — “Safe Harbor” for Forward-Looking Disclosures.

99.3	Audit Committee Charter

(1)	Incorporated by reference to our Registration Statement on Form 10-SB, filed with the Commission on September 14, 1999.

(2)	Incorporated by reference from our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.

(3)	Incorporated by reference from our Current Report on Form 8-K dated December 5, 2003, and filed with the Commission on December 5, 2003.

(4)	Incorporated by reference to our Information Statement on Schedule 14C, filed with the Commission on July 12, 2002.

(5)	Incorporated by reference from our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed with the Commission on April 15, 2003.

(6)	Incorporated by reference to our Current Report on Form 8-K dated May 20, 2003, and filed with the Commission on June 4, 2003.

(7)	Incorporated by reference to our Current Report on Form 8-K dated September 19, 2003, and filed with the Commission on September 23, 2003.

(b)	Reports on Form 8-K were filed during the quarter ended December 31, 2003 and interim period thereafter.

(1)	On October 7, 2003 the Company filed a form 8-K reporting a change in the Company’s certifying accountant.

(2)	On December 5, 2003 the Company filed a form 8-K reporting the acquisition of Remote Business, Inc.

(3)	On February 2, 2004 the Company filed a form 8-K reporting a change in the Company’s certifying accountant.

(4)	On February 19, 2004 the Company filed a form 8-K/A, amending its form 8-K filed on December 5, 2003 to provide financial data related to the acquisition of Remote Business, Inc.

Item 14. Principal Accountant Fees and Services

(1)	Audit Fees. The aggregate fees billed by the Company’s independent accountants for professional services rendered for the audit of the Company’s annual financial statements for the years ended December 31, 2003 and 2002 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for those years were as follows:

	2003	2002
KPMG Norway	$—	$22,609
KPMG LLP	3,000	36,000
Braverman & Co. P.C.	17,800	—
Miller Ray & Houser LLP	31,590	—

Total	$52,390	$58,609

(2)	Audit-Related Fees. The Company was not billed by its independent accountants for any audit-related fees for the years ended December 31, 2003 and 2002.

(3)	Tax Fees. The Company incurred no tax fees from its independent accountants.

(4)	All Other Fees: The Company was not billed by its independent accountants for any other fees for the years ended December 31, 2003 and 2002.

(5)	Audit Committee Pre-Approval. The Audit Committee operates pursuant to a written charter that is presented in EXHIBIT 99.3 to this Form 10-KSB and is incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS FOR THE COMPANY
SIMEX TECHNOLOGIES, INC.
AND SUBSIDIARIES

Page
Independent auditors’ reports	22-23
Consolidated balance sheet as of December 31, 2003	24
Consolidated statements of operations for the years ended December 31, 2003 and 2002	25
Consolidated statements of shareholders’ equity for the years ended December 31, 2003 and 2002	26
Consolidated statements of cash flows for the years ended December 31, 2003 and 2003	27
Notes to consolidated financial statements	28-33

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
SIMEX Technologies, Inc.:

     We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of SIMEX Technologies, Inc. and subsidiaries for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of SIMEX Technologies, Inc. and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/   KPMG LLP

Atlanta, Georgia
March 21, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
SIMEX Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of SIMEX Technologies, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SIMEX Technologies, Inc. and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/   Miller Ray & Houser LLP

Atlanta, Georgia
March 15, 2004

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Balance Sheet
(In thousands)

December 31,
2003
ASSETS
Current assets
Cash	$20
Trade accounts receivable	45
Amounts due from affiliates	220
Inventories	525

Total current assets	$810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accounts payable	$47

Shareholders’ equity
Series A Preferred stock, $.001 par value, 928 shares authorized and issued with no shares outstanding	—
Series B Convertible Preferred stock, $.001 par value, 1,496 shares authorized and issued with no shares outstanding	—
Common stock, $001 par value, 50,000 shares authorized, 33,340 shares issued	33
Additional paid-in capital	10,254
Accumulated deficit	(9,494)
Treasury stock, 10 shares at cost	(30)

Total shareholders’ equity	763

Commitments (note 3)
Total liabilities and shareholders’ equity	$810

See accompanying notes to consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share data)

	Years Ended
	December 31
	2003	2002
Sales	$53	$—
Cost of goods sold	29	—

Gross profit	24	—
Selling, general and administrative expenses	456	280
Interest (income) expense, net	(3)	3

Loss from continuing operations before income taxes and cumulative effect of accounting change	(429)	(283)
Income taxes	—	—

Loss from continuing operations before cumulative effect of accounting change	(429)	(283)

Discontinued operations (note 2):
Loss from discontinued operations	—	(3,261)

Loss before cumulative effect of accounting change	(429)	(3,544)
Cumulative effect of accounting change (note 1)	—	(628)

Net loss	$(429)	$(4,172)

Loss per share (note 7):
Basic and diluted:
Continuing operations	$(.02)	$(.02)
Discontinued operations	—	(.19)
Cumulative effect of accounting change	—	(.04)

Net loss	$(.02)	$(.25)

See accompanying notes to consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2003 and 2002
(In thousands)

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT
Balances at December 31, 2001	16,565	$17	$9,720	$(4,893)
Deferred compensation amortized	—	—	—	—
Net loss	—	—	—	(4,172)
Foreign currency translation adjustments	—	—	—	—

Balances at December 31, 2002	16,565	$17	$9,720	$(9,065)
Purchase of Business	16,000	16	534	—
Exercise of Options	775	—	—	—
Net loss				(429)

Balances at December 31, 2003	33,340	$33	$10,254	$(9,494)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		ACCUMULATED
		OTHER
		COMPENSIVE
		LOSS-FOREIGN
		CURRENCY		TOTAL
	TREASURY	TRANSLATION	DEFERRED	SHAREHOLDERS
	STOCK	ADJUSTMENT	COMPENSATION	EQUITY
Balances at December 31, 2001	$(30)	$(1,251)	$(159)	$3,404
Deferred compensation amortized	—	—	159	159
Net loss	—	—	—	(4,172)
Foreign currency translation adjustments	—	1,251	—	1,251

Balances at December 31, 2002	$(30)	—	—	$642
Purchase of Business	—	—	—	550
Exercise of Options	—	—	—	—
Net loss				(429)

Balances at December 31, 2003	$(30)	$—	$—	$763

See accompanying notes to consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Years Ended
	December 31
	2003	2002
Cash flows from operating activities:
Loss from continuing operations before cumulative effect of accounting change	$(429)	$(283)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	8
Other	—	4
Changes in operating assets and liabilities:
Accounts receivable	(45)	—
Inventories	24	—
Prepaid expenses and other current assets	1	(1)
Accounts payable	15	(32)
Other current liabilities	—	(185)
Net activity from discontinued operations	—	(2,091)

Net cash used in operating activities	(434)	(2,580)

Cash flows provided by (used in) investing activities:
Increase in amounts due from affiliates	(227)	—
Net activity from discontinued operations	—	1,107

Net cash provided by (used in) by investing activities	(227)	1,107
Cash flows provided by (used in) financing activities:
Payments of Notes Payable – Banks, net	—	(200)
Net activity from discontinued operations	—	2,328

Net cash provided by (used in) by financing activities	—	2,128

Effect of exchange rate changes in cash and cash equivalents	—	25

Net change in cash and cash equivalents	(661)	680
Cash and cash equivalents at beginning of year	681	1

Cash and cash equivalents at end of year	$20	$681

Supplemental disclosure of cash flows information:
Cash paid during the years for:
Interest – continuing operations	$—	$6
Interest – discontinued operations	$—	$190
In December, 2003, the Company acquired Remote Business, Inc. (note 8)
Fair value of inventory acquired	$550	$—
Common stock	(550)	—

Cash paid	$—	$—

See accompanying notes to consolidated financial statements.

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2003 and 2002

(In thousands, except per share data)

(1)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

(A)	DESCRIPTION OF BUSINESS

     SIMEX Technologies, Inc. and subsidiaries (collectively, the “Company”), through its acquisition of Remote Business, Inc. on December 5, 2003, is engaged in the design, installation, servicing and monitoring of digital surveillance security systems for business and industry. Prior to this date and after the Company sold its two operating subsidiaries in 2002, the Company had no operating activities. Operating activities in 2002 were reported as discontinued operations (see note 2).

(B)	PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of SIMEX Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)	CASH EQUIVALENTS

     Cash and cash equivalents consist of cash and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(D)	GOODWILL

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. The Company has determined the effect of adopting SFAS No. 142 and made appropriate adjustments to its goodwill valuation during 2002. The financial impact of the goodwill valuation adjustment recorded in 2002 was an approximate $4,020 charge to net loss consisting of a $3,392 impairment charge and $628 as a cumulative effect in change of accounting.

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

     There are no research, development or advertising costs for 2003. All research, development and advertising costs for the year ended December 31, 2002 are reported by the Company within discontinued operations.

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

     Associated with the search for an acquisition or merger candidate, the Company entered into a consulting agreement with a former officer of the Company. Under the agreement, the Company paid the former officer $10 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate. If an acquisition or merger had been consummated, the former officer would have also received 500,000 shares of the Company’s common stock.

     In conjunction with the May 20, 2003, reverse acquisition agreement with Probity (note 8), the Company had advanced Probity approximately $530 as of December 31, 2003. Included in the $530 advances were separate notes in the amounts of $262 and $137, which matured as of June 25, 2003. These notes are collateralized by inventory and carry interest at 10% per annum. Additional loans in the amount of $131, made prior to December 31, 2003 are unsecured and not subject to interest.

     The Company subsequently exchanged its notes and loans receivable, which totaled $560 as of the date of the exchange, for inventory of Kyros, which consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean manufacturing company and a member of Kyros. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg holding related to the Company’s CEO, Kjell Jagelid, for $560, for further sale, in the amount of $560, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112 on September 11, 2003. Additional amounts totaling $448 were paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. between the transaction date and December 31, 2003, to be held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. A total of $255 of these additional proceeds have been remitted to the Company by Kjell Jagelid and Montain Sebring Generale Holding, S.A. during the fourth quarter of 2003, and a balance of $193 remains held at December 31, 2003 for the Company by Kjell Jagelid and Montain Sebring General Holding, S.A..

     In conjunction with the acquisition of Remote Business, Inc., the Company advanced $35 to Remote Business Management, LLC to assist in meeting its short-term capital needs. After the acquisition of Remote Business, Inc. from Probity on December 5, 2003, Probity continued to provide operational support to the Company. Included in amounts due from affiliates at December 31, 2003 is $35 due from Probity less $8 for operational support.

(4)	NOTES PAYABLE - BANK

     In 2001, the Company obtained a $200 line of credit from a U.S. bank. The U.S. bank line was used primarily to fund the purchase of Vendor Leasing Financial Services, Inc. and provide working capital to fund U.S. operations. The note carried interest at the prime interest rate plus 1.00% (5.75% at December 31, 2001). The term of the line of credit was to expire September 20, 2002. The note was paid in full and cancelled in August 2002.

(5)	INCOME TAXES

     Income taxes attributable to loss from continuing operations for the years ended December 31, 2003 and 2002 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

	2003	2002
Computed “expected” tax benefit	$(146)	$(96)
Increase in income taxes resulting from increase in valuation allowance for deferred tax assets	146	96

	$—	$—

     The Company has deferred tax assets as of December 31, 2003 consisting of various income tax attributes (including net operating loss, capital loss and/or foreign tax credit carryforwards) which are fully offset by a deferred tax valuation allowance. These income tax carryforwards expire in varying amounts and years from 2004 to 2023. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the event of a change of control of the Company, these deferred income tax assets are subject to limitations and are expected to be significantly reduced.

(6)	COMMON STOCK, OPTIONS AND WARRANTS

     In July 2001, the Company issued 199,000 shares pursuant to a requirement to issue shares resulting from the 1998 reorganization of the Company. There were no proceeds to the Company; however, an expense of $15 was recorded.

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

     In November 1999, the Company’s Board of Directors approved a stock option plan, which reserves for issuance 10% of the outstanding shares of the Company’s common stock for its employees, directors and consultants. The Company did not grant any options under this plan in 1999. In 2000, the Company granted 192,000 options under this plan to various Norwegian employees, including 20,000 options granted to the Company’s then CEO, Elmer Lunde. There were no options granted during 2001 or 2002. The 192,000 options granted in 2000 were cancelled in 2002, following the sale of the Company’s Norwegian subsidiary. In connection with the issuance of option grants, the Company may incur non-cash stock compensation expenses. The amount of these potential future compensation expenses is unknown.

     On May 20, 2003, the Company entered into Stock Option Agreements with certain of its officers, directors and consultants, and issued options to purchase 6,499,287 shares in connection with the original acquisition of Probity. Options issued pursuant to these Agreements are exercisable for a period of 10 years from the date of issuance, at $.05 per share. The Agreements were restated on July 25, 2003, and restated again on September 15, 2003, in connection with the rescission of the Probity acquisition transaction. In July 2003, the Board of Directors also approved an amendment to the stock option plan to reserve up to 20% of the total outstanding shares. These restatements resulted in the following option agreements:

		Number
Name	Title	of Options
C. Mickle Moye	Chairman of the Board of Directors	865,557
Kjell I. Jagelid	Chief Executive Officer and Director	1,731,115
Scott Demerau*	Director	865,557
Arnold E. Johns	Consultant	865,557

Total		4,327,786

*Mr. Demerau exercised his options on December 5, 2003.

On January 10, 2004, the Board of Directors resolved to award options to its Officers, Directors and consultants, as follows:

		Number
Name	Title	of Options
Kjell I. Jagelid	Chief Executive Officer and Director	1,000,000
C. Mickle Moye	Chairman of the Board of Directors	500,000
Arnold E. Johns	Consultant	500,000
Fred J. Griffin	Consultant	250,000

Total		2,250,000

These options are exercisable for a period of 10 years, at a price equal to $.35 per share.

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

The following table presents the status of the Company’s stock option plan for the years ended December 31, 2003 and 2002.

QUALIFIED PLANS
Weighted Average Options Exercise Price

Outstanding at December 31, 2001	192,000
Granted	—
Exercised	—
Forfeited or Cancelled	(192,000)

Outstanding at December 31, 2002	—

Granted	4,327,786
Exercised	865,557
Forfeited or Cancelled	—

Outstanding at December 31, 2003	3,462,229

(7)	LOSS PER SHARE

     The Company applies the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the year ended December 31, 2003, the dilutive effect of 3,462,239 options, which comprise common stock equivalents for the year ended December 31, 2003, has not been presented because their effect would have been anti-dilutive. For the year ended December 31, 2002, the dilutive effect of 192,000 stock options and warrants, which comprise common stock equivalents for the year ended December 31, 2002, has not been presented because their effect would have been anti-dilutive. The Company’s weighted average shares outstanding utilized for both basic and diluted per share computations for 2003 was 17,806,000. The Company’s weighted average shares outstanding for both basic and diluted per share computation in 2002 were 16,555,000.

(8)	ACQUISITIONS

     Effective as of May 20, 2003, the Company completed a reverse acquisition subject to certain terms to be complied with after May 20, 2003, under which it acquired all of the outstanding stock of Probity Investigations, Inc. (“Probity”) and correspondingly ownership of Probity’s wholly owned subsidiaries, Kyros, LLC (Kyros) and Remote Business Management, LLC (RBM). Under the terms of the reverse acquisition, a share exchange transaction occurred with the shareholders of Probity, which resulted in a change in the control of the ownership of Simex, with the shareholders of Probity becoming the controlling group.

     On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Rescission Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 reverse acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. The basis for the Rescission Agreement was that Probity had not fulfilled all of its requirements under the May 20, 2003, reverse acquisition agreement. As a result of the Rescission Agreement, the financial presentation in this Form 10-KSB for the quarter ended December 31, 2003, does not include the balance sheet positions of Probity as of December 31, 2003 or the operating results of Probity for any period presented in this Form 10-KSB. The only evidence of the reverse acquisition with Probity is represented by loans made by the Company to Probity, which are included on the Company’s December 31, 2003 balance sheet of $35 in amounts due from affiliates. For financial statement presentation, the May 20, 2003, reverse acquisition agreement is treated as if it were not executed.

     On December 5, 2003, the Company acquired Remote Business, Inc. (“RBI”), a newly-formed subsidiary of Probity, in exchange for 16,000,000 newly-issued shares of the Company’s common stock. Immediately prior to the acquisition,

Probity transferred security equipment inventory with a fair value of $550 and the operations of its subsidiary, Remote Business Management, LLC (“RBM”), excluding all recorded assets and liabilities of RBM, to RBI. The acquisition was accounted for as a purchase. Because the Company was a non-operating company at the time of the transaction and the common shares of the Company are thinly-traded, the purchase price was deemed to be the fair value of the assets acquired. Accordingly, no goodwill was recorded in the acquisition.

     Supplemental pro-forma disclosures of the results of operations for the years ended December 31, 2003 and 2002, as though the acquisition of RBI had been completed as of January 1, 2002 are as follows:

	2003	2002
Revenue	$651	$676
Net Loss	$(392)	$(4,665)
Diluted Loss per Share*	$(.01)	$(.14)

     *Diluted loss per share is calculated based on 32,622 and 32,555 diluted ordinary shares for the years ended December 31, 2003 and 2002, respectively.

(9)	FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash, trade accounts receivable, amounts due from affiliates and accounts payable approximate fair value because of the short maturity of these instruments.

(10)	MANAGEMENT’S PLANS

     Effective January 16, 2004, a wholly-owned subsidiary of the Company, Simex Digital Solutions, Inc. (“Simex Digital”) entered into a marketing agreement with Structured Data Systems, Inc. (“SDS”), a Georgia corporation. SDS is a value-added reseller of computer hardware and software. Under the marketing agreement, Simex Digital markets the products sold by SDS.

     On December 23, 2003, the Company announced that it had entered into a Letter of Intent for the acquisition of Wooju Communications Company, Ltd. (“Wooju”) of Incheon, Korea. The Letter of Intent was amended in February 2004, and a definitive agreement was distributed to the parties. As of the date of this report, the Letter of Intent, as amended has expired, and no definitive agreement has been executed; however, the parties continue to have discussions and negotiations on an acquisition transaction. Wooju, a KOSDAQ listed company, is one of Korea’s leading manufacturers of specialized security equipment and systems. Its principal products include digital video recorders, video door-phones, closed-circuit TV monitors and surveillance cameras. Wooju’s key technological competency lies in integration of advanced digital and web-based wireless technology into existing analog surveillance structures. Wooju’s products offer integration and versatility through customized solutions for homes and small businesses, parking lots, airports, financial institutions and other public spaces with surveillance and security needs. Wooju supplies its products globally to more than 70 countries through a distribution network of approximately 160 institutional purchasers. Wooju operates through four business divisions (administration, research and development, technical engineering, and sales and marketing) and maintains a research institute. Wooju has a manufacturing facility in Qindao, the People’s Republic of China. In addition, Wooju has nine registered patents, including three utility patents.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMEX TECHNOLOGIES, INC. Dated April 12, 2004
By:	/s/ C. Mickle Moye
Chairman of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated April 12, 2004
By:	/s/ Kjell I. Jagelid
Chief Executive Officer, President and Director

By:	/s/ C. Mickle Moye
Chairman of the Board of Directors

By:	/s/ Fred J. Griffin
Chief Financial Officer