Form 10QSB
period 2004-03-31
SIMEX TECHNOLOGIES INC
filed 2004-05-24
CIK 1089499

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________ .

Commission file number 0-26599

SIMEX Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2465647 (I.R.S. Employer Identification No.)

4940 Peachtree Industrial Blvd., Suite 360 Atlanta, Georgia (Address of principal executive offices)	30071 (Zip Code)

Registrant’s telephone number, including area code (770) 447-9373

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 31, 2004, there were 33,340,303 shares of common stock, par value $.001 per share, outstanding.

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

Item 1. Financial Statements

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(In thousands)

March 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$56
Accounts receivable	169
Inventories	471
Notes and loans receivable	78

Total assets	$774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108
Accrued expenses	1

Total current liabilities	109
Shareholders’ equity:
Series B Convertible Preferred stock, $.001 par value, 1,496 shares authorized and issued with no shares outstanding	—
Common stock, $.001 par value. Authorized 50,000 shares; 33,340 shares issued and outstanding	33
Additional paid-in capital	10,253
Accumulated deficit	(9,591)
Treasury stock, 10 shares at cost	(30)

Total shareholders’ equity	665

Total liabilities and shareholders’ equity	$774

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three Months Ended March 31
	2004	2003
Revenues	$968	$—
Cost of goods sold	752	—

Gross profit	216	—
Selling, general and administrative expenses	316	95
Interest (income) expense – net	—	(2)

Net loss	$(100)	$(93)

Loss per share
Basic and diluted loss per share	$(0.00)	$(0.01)

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended March 31
	2004	2003
Cash flows from operating activities
Loss from operations	$(100)	$(93)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(124)
Inventories	55
Prepaid expenses and other current assets		(1)
Accounts payable and accrued expenses	62	38

Net cash used in operating activities	(107)	(56)

Cash flows from investing activities
Notes receivable	142	(136)

Net cash used in investing activities	142	(136)

Cash flows from financing activities
Net cash used in financing activities	—	—

Net change in cash and cash equivalents	35	(192)
Cash and cash equivalents at beginning of period	20	681

Cash and cash equivalents at end of period	$55	$489

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

Note 1: Basis of Presentation

On December 5, 2003, the Company acquired Remote Business, Inc. (“RBI”), a newly-formed subsidiary of Probity Investigations, Inc. (“Probity”), in exchange for 16,000,000 newly-issued shares of the Company’s common stock. Immediately prior to the acquisition, Probity transferred security equipment inventory with a fair value of $550,000 and the operations of its subsidiary, Remote Business Management, LLC (“RBMLLC”), excluding all recorded assets and liabilities of RBMLLC, to RBI. The acquisition was accounted for as a purchase. Because the Company was a non-operating company at the time of the transaction and the common shares of the Company are thinly-traded, the purchase price was deemed to be the fair value of the assets acquired. Accordingly, no goodwill was recorded in the acquisition.

Effective January 16, 2004, a wholly-owned subsidiary of the Company, Simex Digital Solutions, Inc. (“Simex Digital”) entered into a marketing agreement with Structured Data Systems, Inc. (“SDS”), a Georgia corporation. SDS is a value-added reseller of computer hardware and software. Under the marketing agreement, Simex Digital markets the products sold by SDS. Operating results for the period from the date of the marketing agreement are included in this Form 10-QSB.

Our common stock is registered with the Securities and Exchange Commission (SEC) and was quoted on the over the counter bulletin board under the symbol SMXT until September 24, 2003. The Company did not file its June 30, 2003 Form 10-QSB by the required extended filing date of August 19, 2003. As a result, the Company became delinquent, and had 30 days to file its Form 10-QSB for the period ended June 30, 2003 or the Company would be ineligible for quotation on the over-the-counter bulletin board. The Company filed its Form 10-QSB on September 23, 2003, however, the quarterly report was not reviewed by the Company’s Certified Public Accountants. Therefore, the Company failed to meet its reporting requirements and the Company became ineligible for quotation on the over-the-counter bulletin board on September 24, 2003. There was no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide them with a timely accounting of transactions involving the reverse acquisition with Probity Investigations, Inc., which occurred on May 20, 2003 and the subsequent rescission of the reverse acquisition, which was executed on September 18, 2003. An amended Form 10-QSB for the quarter ended June 30, 2003 was filed on October 17, 2003. The Company has subsequently filed all of its required annual, quarterly and current reports, and is proceeding toward reinstatement of quotation on OTCBB.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with Simex’s 2003 financial statements and notes thereto included in Simex’s annual report on Form 10-KSB for the year ended December 31, 2003. Footnote disclosures that substantially duplicate disclosures contained in that document have been omitted. Certain reclassifications have been made to the 2003 financial information to conform to the presentation in 2004. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

Nature of Operations

Remote Business, Inc., a wholly-owned subsidiary of the Company, is engaged in the design, installation, servicing and monitoring of digital surveillance security systems for business and industry. The accompanying financial statements include the accounts of RBI since its formation on December 5, 2003 and the assets, liabilities, revenues and expenses applicable to the business. The acquisition of RBI included the business of its predecessor, RBM, which has operated for the past two years. Most of the customers of RBI are small to medium-sized businesses located in the southeastern U.S. The largest customer is a restaurant franchise chain headquartered in the southeast and constituted approximately 50% of the business of RBI and its predecessor, RBM, during the year ended December 31, 2003. The business with this chain was contracted with each individual franchisee and not with the franchisor. The balance of the business was spread across a number of customers.

RBI generally provides the design and installation of security systems to meet its customer’s requirements. Most of the work is new systems, but on occasion old systems are upgraded with new equipment. In some instances RBI is engaged to do alarm monitoring. These monitoring contracts are, at present, fulfilled by third-party monitoring companies.

Simex Digital Solutions, Inc., a wholly-owned subsidiary of the Company, is a value-added reseller of computer hardware and software, pursuant to a licensing agreement with Structured Data Systems, Inc., effective January 16, 2004. Simex Digital’s customers range from public school administrations to small and medium-sized private businesses.

Net Loss Per Share

The net loss per share computations for March 31, 2004 and 2003 reflect 33,340,303 and 16,554,908 shares of outstanding common stock, respectively.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period. Because there was a net loss for both periods presented, the effect of common stock equivalents was not considered in computing diluted loss per share, since the effect would have been anti-dilutive.

Note 3: Factors Affecting Operations

Effective January 16, 2004, a wholly-owned subsidiary of the Company, Simex Digital Solutions, Inc. (“Simex Digital”) entered into a marketing agreement with Structured Data Systems, Inc. (“SDS”), a Georgia corporation. SDS is a value-added reseller of computer hardware and software. Under the marketing agreement, Simex Digital markets the products sold by SDS. Operating results for the period from the date of the marketing agreement are included in this Form 10-QSB.

The Company incurred a net loss of $(100), in the three month period ended March 31, 2004. Working capital and stockholders’ equity as of March 31, 2004 each were $665. The future success of the Company is contingent upon, among other things, the ability to efficiently manage its newly-acquired operations, and attract additional acquisition candidates that are strategically aligned with such operations.

Note 4: Notes and Loans Receivable

In conjunction with the May 20, 2003, reverse acquisition agreement with Probity, the Company had advanced Probity approximately $530 as of December 31, 2003. Included in the $530 advances were separate notes in the amounts of $262 and $137, which matured as of June 25, 2003. These notes are collateralized by inventory and carry interest at 10% per annum. Additional loans in the amount of $131, made prior to December 31, 2003 are unsecured and not subject to interest. To date no interest has been collected or accrued.

The Company subsequently exchanged its notes and loans receivable, which totaled $560 as of the date of the exchange, for inventory of Kyros, which consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean manufacturing company and a member of Kyros. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg holding related to the Company’s CEO, Kjell Jagelid, for $560, for further sale, in the amount of $560, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112 on September 11, 2003. Additional amounts totaling $448 were paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. between the transaction date and December 31, 2003, to be held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. A total of $405 of these additional proceeds have been remitted to the Company by Kjell Jagelid and Montain Sebring Generale Holding, S.A. during the fourth quarter of 2003 and the first quarter of 2004, and a balance of $43 remains held at March 31, 2004 for the Company by Kjell Jagelid and Montain Sebring General Holding, S.A..

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

Simex is authorized to issue 1,496,042 shares of $.001 par value Series B Convertible Preferred Stock. The Series B holders’ vote with common stockholders as if the Series B shares were converted to common at 10 shares of common for each share of preferred, but the Series B does not pay dividends. All of the authorized shares of Series B Convertible Preferred Stock were issued in conjunction with the May 20, 2003 Probity reverse acquisition agreement, which were subsequently returned to the Company under the terms of the September 18, 2003 Rescission Agreement.

In connection with the Stock Purchase Agreements executed by and between the Company and Wooju, dated May 7, 2004 (the “Wooju Stock Transaction”), the Company agreed to issue to Wooju, at the Closing, two million (2,000,000) shares of a to be newly designated Series A Convertible Preferred Stock, par value $0.001. The new Series A Convertible Preferred Stock will convert into 10 shares of common stock (subject to adjustment) on December 31, 2004, and participate in any liquidation pari passu with the common stock, as if each share equals 10 shares of common stock. The holders of the new Series A Convertible Preferred Stock will vote with common stockholders as if the Series A shares were converted into common at 10 shares of common for each share of preferred. The new Series A Preferred Stock will not pay dividends. Immediately prior to the Closing of the Wooju Stock Transaction, the Company expects to file a Certificate of Elimination, which will eliminate the current Series A and Series B Convertible Preferred Stock.

Common Stock

Simex is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 33,340,303 shares were issued and outstanding as of March 31, 2004.

Common Stock Options

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

The following table presents the status of the Company’s stock option plan for the years ended December 31, 2003 and 2002.

QUALIFIED PLANS
Weighted Average Options Exercise Price

Outstanding at December 31, 2002	—

Granted	4,327,786
Exercised	865,557
Forfeited or Cancelled	—

Outstanding at December 31, 2003	3,462,229

Granted	2,250,000
Exercised	—
Forfeited or Cancelled	—

Outstanding at March 31, 2004	5,712,229

Income Taxes

The Company has recorded no benefit for income taxes in the accompanying consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

ITEM 2. Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003.

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

The following analysis compares the results of operations for the three-month periods ended March 31, 2004 and 2003.

Results of Operations (In thousands)

Sales and Gross Profit

The Company, through its newly-acquired subsidiary, Remote Business, Inc., reported sales and service revenues from installations of surveillance equipment of $231, resulting in a gross profit of $107. The Company’s newly-formed subsidiary, Simex Digital Solutions, Inc. reported sales of hardware and software of $737, resulting in a gross profit of $110.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of Simex decreased slightly to $93 for the quarter ended March 31, 2004 from $95 for the quarter ended March 31, 2003. Selling, general and administrative expenses for RBI and SDS were $122 and $102, respectively. These figures reflect, among other issues, some duplication of both personnel and facilities in the early stages of their operations.

Net Loss

During the quarter ended March 31, 2004, the Company had a net loss of $(100) or $(0.00) per diluted weighted-average share. During the year ended March 31, 2003, the Company reported a net loss of $(93) or $(0.01) per diluted weighted-average share. The $7 increase in net loss for the quarter ended March 31, 2004, was primarily due to net loss reported by RBI of $(14). The Company’s other operating subsidiary, SDS, reported net income of $8.

Financial Condition, Liquidity and Capital Resources (in thousands)

The accompanying unaudited financial statements indicate that the Company has limited liquidity, and may require additional funds to meet its short-term working capital requirements. These additional funds are expected to be derived from distribution arrangements concerning its inventories and from the proceeds of additional financing transactions and sales of its securities. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

Operating Activities

Cash flows used in operating activities for the quarter ended March 31, 2004 aggregated $(107) compared to cash used in operating activities for the quarter ended March 31, 2003 of $(56). The unfavorable impact on operating cash flows for the quarter ended March 31, 2004 was primarily due to increased cash flow requirements of the Company’s operating subsidiaries, especially the $124 increase in accounts receivable. The unfavorable impact on operating cash flows for the quarter ended March 31, 2003 was primarily due to the $(93) net loss from operations.

Investing Activities

Cash provided (used) by investing activities for the quarters ended March 31, 2004 and 2003 aggregated $142 and $(136), respectively. The cash provided for the quarter ended March 31, 2004 was primarily attributable to the proceeds of notes receivable, representing the retainage by Kjell Jagelid and Montain Sebring Generale, S.A. of proceeds from the sale of equipment pursuant to the exchange of notes receivable with Kyros. The cash used for the quarter ended March 31, 2003 due to a loan to Probity, Inc. pursuant to a planned acquisition of Probity, which was later rescinded.

Financing Activities

There were no cash flows provided or used by financing activities for the quarters ended March 31, 2004 or 2003.

Management’s Plans

The Company’s resources consisted of $56 in cash and cash equivalents as of March 31, 2004. The Company continues to seek operating companies with viable products or services strategically related to its core business that have growth potential.

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

As previously reported, on December 23, 2003, the Company announced that it had entered into a Letter of Intent for the acquisition of Wooju Communications Company, Ltd. (“Wooju”) of Incheon, Korea. The Letter of Intent was amended in February 2004. Wooju, a KOSDAQ listed company, is one of Korea’s leading manufacturers of specialized security equipment and systems. Its principal products include digital video recorders, video door-phones, closed-circuit TV monitors and surveillance cameras.

Instead of the transaction described in the Letter of Intent, as amended, the Company and Wooju executed two Stock Purchase Agreements on May 7, 2004 (the “Wooju Stock Transaction”). The first Stock Purchase Agreement provides for the purchase of approximately $13,000,000 worth of shares of Wooju common stock by the Company (estimated to be approximately 3,714,285 shares or approximately 21% of Wooju’s issued and outstanding shares). The second Stock Purchase Agreement provides for the purchase of 2,000,000 shares of the Company’s newly designated Series A Convertible Preferred Stock by Wooju, immediately after the Closing of the first Stock Purchase Agreement, and for the same aggregate consideration provided under the first Stock Purchase Agreement. The new Series A Convertible Preferred Stock is convertible into 20,000,000 shares of the Company’s common stock on December 31, 2004 (subject to adjustments) or approximately 37% of the Company’s issued and outstanding stock. The number of the Company’s shares to be purchased by Wooju is subject to a repricing provision through the first anniversary date of the Closing, which provides that the Company must issue to Wooju that number of additional shares that equal the difference between (i) the aggregate purchase price of the Series A Convertible Preferred Stock divided by the average of the high and low bid price of such shares (as converted) for the 20 trading days prior to the repricing date, and (ii) the number of shares issued to Wooju under the second Stock Purchase Agreement. Wooju also has the option (at anytime within 6 months after the Closing) to purchase an additional 18,571,428 shares of the Company’s common stock for $13,000,000 (or $0.70 per share). The Closing of the Wooju Stock Transaction is scheduled for May 31, 2004. Although management for the Company believes that the Closing of the Wooju Stock Transaction will occur, there can be no assurance that it will occur on May 31, 2004, or at all.

The Wooju Stock Transaction was structured to comply with Korean law, and is expected to be accomplished through the use of a bank loan, which is expected to be paid off immediately after the Closing. Because the aggregate consideration paid for the Wooju common stock and SIMEX Series A Convertible Preferred Stock is expected to be identical, neither company will receive any proceeds from the sale of its stock.

In connection with the Wooju Stock Transaction, Wooju and the Company have agreed to enter into a Shareholders’ Agreement, which provides that, until the first annual meeting of the Company’s shareholders after the Closing, Wooju will agree to vote its shares of SIMEX stock to elect the following persons to the Board of Directors of the Company: Hyung-Tae Kim, Kjell Jagelid, Mike Moye, and two other person to be nominated by Wooju, and to maintain a SIMEX board composed of five members. At the first annual shareholders meeting of the Company after the Closing, Wooju shall have the right to expand the board to seven members and nominate two additional members. The Shareholders’ Agreement also provides that SIMEX shall waive any voting rights that it has for the Wooju stock until the termination of the Shareholders’ Agreement.

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

ITEM 3. Controls and Procedures

Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”) and the acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in disclosure controls and procedures during the last fiscal quarter that have significantly affected, or are reasonably likely to affect, internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

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

ITEM 2. Changes in Securities and Use of Proceeds

There have been no events that are required to be reported under this Item.

ITEM 3. Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders during the quarter.

ITEM 5. Other Information

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

The Company subsequently exchanged its notes and loans receivable, which totaled $560 as of the date of the exchange, for inventory of Kyros, which consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean manufacturing company and a member of Kyros. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg holding sompany related to the Company’s CEO, Kjell Jagelid, for $560, for further sale, in the amount of $560, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112 on September 11, 2003. Additional amounts totaling $448 were paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. between the transaction date and December 31, 2003, to be held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. A total of $405 of these additional proceeds have been remitted to the Company by Kjell Jagelid and Montain Sebring Generale Holding, S.A. during the fourth quarter of 2003 and the first quarter of 2004, and a balance of $43 remains held at March 31, 2004 for the Company by Kjell Jagelid and Montain Sebring General Holding, S.A..

As previously reported, on December 23, 2003, the Company announced that it had entered into a Letter of Intent for the acquisition of Wooju Communications Company, Ltd. (“Wooju”) of Incheon, Korea. The Letter of Intent was amended in February 2004. Wooju, a KOSDAQ listed company, is one of Korea’s leading manufacturers of specialized security equipment and systems. Its principal products include digital video recorders, video door-phones, closed-circuit TV monitors and surveillance cameras.

Instead of the transaction described in the Letter of Intent, as amended, the Company and Wooju executed two Stock Purchase Agreements on May 7, 2004 (the “Wooju Stock Transaction”). The first Stock Purchase Agreement provides for the purchase of approximately $13,000,000 worth of shares of Wooju common stock by the Company (estimated to be approximately 3,714,285 shares or approximately 21% of Wooju’s issued and outstanding shares). The second Stock Purchase Agreement provides for the purchase of 2,000,000 shares of the Company’s newly designated Series A Convertible Preferred Stock by Wooju, immediately after the Closing of the first Stock Purchase Agreement, and for the same aggregate consideration provided under the first Stock Purchase Agreement. The new Series A Convertible Preferred Stock is convertible into 20,000,000 shares of the Company’s common stock on December 31, 2004 (subject to adjustments) or approximately 37% of the Company’s issued and outstanding stock. The number of the Company’s shares to be purchased by Wooju is subject to a repricing provision through the first anniversary date of the Closing, which provides that the Company must issue to Wooju that number of additional shares that equal the difference between (i) the aggregate purchase price of the Series A Convertible Preferred Stock divided by the average of the high and low bid price of such shares (as converted) for the 20 trading days prior to the repricing date, and (ii) the number of shares issued to Wooju under the second Stock Purchase Agreement. Wooju also has the option (at anytime within 6 months after the Closing) to purchase an additional 18,571,428 shares of the Company’s common stock for $13,000,000 (or $0.70 per share). The Closing of the Wooju Stock Transaction is scheduled for May 31, 2004. Although management for the Company believes that the Closing of the Wooju Stock Transaction will occur, there can be no assurance that it will occur on May 31, 2004, or at all.

The Wooju Stock Transaction was structured to comply with Korean law, and is expected to be accomplished through the use of a bank loan, which is expected to be paid off immediately after the Closing. Because the aggregate consideration paid for the Wooju common stock and SIMEX Series A Convertible Preferred Stock is expected to be identical, neither company will receive any proceeds from the sale of its stock.

In connection with the Wooju Stock Transaction, Wooju and the Company have agreed to enter into a Shareholders’ Agreement, which provides that, until the first annual meeting of the Company’s shareholders after the Closing, Wooju will agree to vote its shares of SIMEX stock to elect the following persons to the Board of Directors of the Company: Hyung-Tae Kim, Kjell Jagelid, Mike Moye, and two other person to be nominated by Wooju, and to maintain a SIMEX board composed of five members. At the first annual shareholders meeting of the Company after the Closing, Wooju shall have the right to expand the board to seven members and nominate two additional members. The Shareholders’ Agreement also provides that SIMEX shall waive any voting rights that it has for the Wooju stock until the termination of the Shareholders’ Agreement.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Acquisition Agreement dated May 20, 2003 with Probity, Inc. (1)

2.2	Mutual Rescission Agreement (2)

2.3	Exchange Agreement dated September 15, 2003 by and between Probity Investigations, Inc. and the Company (3)

2.4	First Amendment to Exchange Agreement with Probity Investigations, Inc. (4)

10.1	Dealer Marketing Agreement with Structured Data Systems, Inc.

10.2	Agreement for the Purchase of Wooju common stock by the Company

10.3	Agreement for the Purchase of the Company’s Series A Convertible Preferred Stock by Wooju

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated May 20, 2003, and filed with the Commission on June 4, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K dated September 19, 2003, and filed with the Commission on September 23, 2003.

(3)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, and filed with the Commission on November 14, 2003.

(4)	Incorporated by reference to our Current Report on Form 8-K dated December 5, 2003, and filed with the Commission on December 5, 2003.

(b)	Reports on Form 8-K

On February 2, 2004, the Company filed a current report on Form 8-K reporting a change in the Company’s independent accountants.

On February 18, 2004, the Company filed a current report on From 8-K/A, which amended the Company’s current report on Form 8-K, filed on December 5, 2003, and provided financial data related to the Share Exchange with Remote Business, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMEX TECHNOLOGIES, INC.

Dated: May 21, 2004

By:	/s/ Kjell I. Jagelid
Chief Executive Officer and President

By:	/s/ Fred J. Griffin
Chief Financial Officer