Form 10QSB
period 2004-06-30
SIMEX TECHNOLOGIES INC
filed 2004-08-23
CIK 1089499

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of June 30, 2004, there were 33,340,303 shares of common stock, par value $.001 per share, outstanding.

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

Item 1. Financial Statements

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(In thousands)

June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$23
Accounts receivable	226
Inventories	422
Notes and loans receivable	114

Total assets	$785

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194
Accrued expenses	2

Total current liabilities	196
Shareholders’ equity:
Series B Convertible Preferred stock, $.001 par value, 1,496 shares authorized and issued with no shares outstanding	—
Common stock, $.001 par value. Authorized 50,000 shares; 33,340 shares issued and outstanding	33
Additional paid-in capital	10,253
Accumulated deficit	(9,667)
Treasury stock, 10 shares at cost	(30)

Total shareholders’ equity	589

Total liabilities and shareholders’ equity	$785

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands except per share data)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Revenues	$716	$—	$1,684	$—
Cost of goods sold	526	—	1,278	—

Gross Profit	190	—	406	—
Selling, general and administrative expenses	266	115	582	210
Interest (income) expense — net	—	(1)	—	(3)

Net loss	$(76)	$(114)	$(176)	$(207)

Loss per share
Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended June 30
	2004	2003
Cash flows from operating activities
Loss from operations	$(176)	$(207)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(181)	—
Inventories	104	—
Accounts payable and accrued expenses	150	72

Net cash used in operating activities	(103)	(135)

Cash flows from investing activities
Notes receivable	106	(474)

Net cash provided by (used in) investing activities	106	(474)

Cash flows from financing activities
Net cash used in financing activities	—	—

Net change in cash and cash equivalents	3	(609)
Cash and cash equivalents at beginning of period	20	681

Cash and cash equivalents at end of period	$23	$72

See accompanying notes to condensed consolidated
financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003
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

Our common stock is registered with the Securities and Exchange Commission (SEC) and was quoted on the over the counter bulletin board under the symbol SMXT until September 24, 2003. The Company did not file its June 30, 2003 Form 10-QSB by the required extended filing date of August 19, 2003. As a result, the Company became delinquent, and had 30 days to file its Form 10-QSB for the period ended June 30, 2003 or the Company would be ineligible for quotation on the over-the-counter bulletin board. The Company filed its Form 10-QSB on September 23, 2003, however, the quarterly report was not reviewed by the Company’s Certified Public Accountants. Therefore, the Company failed to meet its reporting requirements and the Company became ineligible for quotation on the over-the-counter bulletin board on September 24, 2003. There was no disagreement with the Company’s Certified Public Accountants, which prevented their review. Their review was not performed because the Company did not provide them with a timely accounting of transactions involving the reverse acquisition with Probity Investigations, Inc., which occurred on May 20, 2003 and the subsequent rescission of the reverse acquisition, which was executed on September 18, 2003. An amended Form 10-QSB for the quarter ended June 30, 2003 was filed on October 17, 2003. The Company has subsequently filed all of its required annual, quarterly and current reports, and was reinstated for quotation on OTCBB as of June 25, 2004.

Note 2: Nature of Operations and Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2004 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with Simex’s 2003 financial statements and notes thereto included in Simex’s annual report on Form 10-KSB for the year ended December 31, 2003. Certain reclassifications have been made to the 2003 financial information to conform to the presentation in 2004. Disclosures contained in that document have been omitted. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

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

Simex Digital Solutions, Inc., a wholly-owned subsidiary of the Company, is a value-added reseller of computer hardware and software, pursuant to a marketing agreement with Structured Data Systems, Inc., effective January 16, 2004. Simex Digital’s customers range from public school administrations to small and medium-sized private businesses.

Net Loss Per Share

The net loss per share computations for June 30, 2004 and 2003 reflect 33,340,303 and 16,554,908 shares of outstanding common stock, respectively.

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

The Company incurred a net loss of $(76), in the three month period ended June 30, 2004. Working capital and stockholders’ equity as of June 30, 2004 each were $589. The future success of the Company is contingent upon, among other things, the ability to efficiently manage its newly-acquired operations, and attract additional acquisition candidates that are strategically aligned with such operations.

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

The Company subsequently exchanged its notes and loans receivable, which totaled $560 as of the date of the exchange, for inventory of Kyros a wholly owned subsidiary of Probity. The inventory consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean manufacturing company and a member of Kyros LLC. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg holding company related to the Company’s CEO, Kjell Jagelid, for $560, for further sale, in the amount of $560, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112 on September 11, 2003. Additional amounts totaling $448 were paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. between the transaction date and December 31, 2003, to be held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. All of these additional proceeds have been remitted to the Company by Kjell Jagelid and Montain Sebring Generale Holding, S.A. during the fourth quarter of 2003 and the first six months of 2004.

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

As was previously reported, the Company entered into Stock Purchase Agreements with Wooju on May 7, 2004, which were scheduled to close on May 31, 2004. After extending the closing of the Stock Purchase Agreements, it was determined by the parties that the proposed transaction could not be closed in compliance with Korean regulations. On August 10, 2004 the companies announced their inability to complete the transaction in a press release, and on August 16, 2004, the Company reported the same in an 8-K report.

Common Stock

Simex is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 33,340,303 shares were issued and outstanding as of June 30, 2004.

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

		Number
Name	Title	of Options
C. Mickle Moye	Chairman of the Board of Directors	865,557
Kjell I. Jagelid	Chief Executive Officer and Director	1,731,115
Scott Demerau*	Director	865,557
Arnold E. Johns	Consultant	865,557

Total		4,327,786

*	Mr. Demerau exercised his options on December 5, 2003.

On January 10, 2004, the Board of Directors resolved to award options to its Officers, Directors and consultants, as follows:

		Number
Name	Title	of Options
Kjell I. Jagelid	Chief Executive Officer and Director	1,000,000
C. Mickle Moye	Chairman of the Board of Directors	500,000
Arnold E. Johns	Consultant	500,000
Fred J. Griffin	Consultant	250,000

Total		2,250,000

These options are exercisable for a period of 10 years, at a price equal to $.35 per share.

The following table presents the status of the Company’s stock option plan for the years ended December 31, 2002, 2003 and the six months ended June 30, 2004.

QUALIFIED PLANS
Weighted Average Options Exercise Price

Outstanding at December 31, 2002	—

Granted	4,327,786
Exercised	865,557
Forfeited or Cancelled	—

Outstanding at December 31, 2003	3,462,229

Granted	2,250,000
Exercised	—
Forfeited or Cancelled	—

Outstanding at June 30, 2004	5,712,229

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

The following analysis compares the results of operations for the three-month periods ended June 30, 2004 and 2003.

Results of Operations (In thousands)

Sales and Gross Profit

The Company, through its newly-acquired subsidiary, Remote Business, Inc., reported sales and service revenues from installations of surveillance equipment of $168, resulting in a gross profit of $74. The Company’s newly-formed subsidiary, Simex Digital Solutions, Inc. reported sales of hardware and software of $548, resulting in a gross profit of $116. For the six months ended June 30, 2004, Remote Business, Inc. reported sales and service revenues of $399, resulting in gross profit of $181, and Simex Digital Solutions, Inc. reported sales of $1,285, resulting in gross profit of $225.

Selling, General and Administrative Expenses

Selling, general and administrative expenses of Simex decreased to $61 for the quarter ended June 30, 2004 from $115 for the quarter ended June 30, 2003. Selling, general and administrative expenses for RBI and SDS were $78 and $127, respectively. These figures reflect, among other issues, some duplication of both personnel and facilities in the early stages of their operations. For the six months ended June 30, 2004, Simex selling, general and administrative expenses decreased to $154 from $210 for the six months ended June 30, 2003. The decrease in both the three month and six month selling, general and administrative expenses for Simex was due to reduced legal and other fees connected with the acquisition of Probity in 2003.

Net Loss

During the quarter ended June 30, 2004, the Company had a net loss of $(76) or $(0.01) per diluted weighted-average share. During the quarter ended June 30, 2003, the Company reported a net loss of $(114) or $(0.01) per diluted weighted-average share. The $38 decrease in net loss for the quarter ended June 30, 2004, was primarily due to the elimination of administrative expenses incurred in connection with the acquisition of Probity in May 2003, as well as the gross profit contributions from the Company’s operating subsidiaries in 2004. For the six months ended June 30, 2004, the Company had a net loss of $(176) or $(0.01) per diluted weighted-average share, compared with $(207) or $(0.01) per diluted weighted-average share for the six months ended June 30, 2003. The improvement was due to the reduction in legal and other expenses connected with the Probity acquisition in 2003, and the gross profit contributions from the Company’s operating subsidiaries in 2004.

Financial Condition, Liquidity and Capital Resources (in thousands)

The accompanying unaudited financial statements indicate that the Company has limited liquidity, and will require additional funds to meet its short-term working capital requirements. These additional funds are expected to be derived from distribution arrangements concerning its inventories and from the proceeds of additional financing transactions and sales of its securities. If necessary funds are not available, the Company’s business and operations would be materially adversely affected and in such event, the Company would attempt to reduce costs and adjust its business plan.

Operating Activities

Cash flows used in operating activities for the six months ended June 30, 2004 aggregated $(103) compared to cash used in operating activities for the six ended June 30, 2003 of $(135). The unfavorable impact on operating cash flows for the six months ended June 30, 2004 was primarily due to increased cash flow requirements of the Company’s operating subsidiaries, especially the $181 increase in accounts receivable. The unfavorable impact on operating cash flows for the six months ended June 30, 2003 was primarily due to the $(207) net loss from operations.

Investing Activities

Cash provided (used) by investing activities for the six months ended June 30, 2004 and 2003 aggregated $106 and $(474), respectively. The cash provided for the six months ended June 30, 2004 was primarily attributable to the proceeds of notes receivable, representing the retainage by Kjell Jagelid and Montain Sebring Generale, S.A. of proceeds from the sale of equipment pursuant to the exchange of notes receivable with Kyros. The cash used for the six months ended June 30, 2003 was due to a loan to Probity, Inc. pursuant to a planned acquisition of Probity, which was later rescinded.

Financing Activities

There were no cash flows provided or used by financing activities for the six months ended June 30, 2004 or 2003.

Management’s Plans

The Company’s resources consisted of $23 in cash and cash equivalents as of June 30, 2004. The Company continues to seek operating companies with viable products or services strategically related to its core business that have growth potential.

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

As was previously reported, the Company entered into Stock Purchase Agreements on May 7, 2004, which were scheduled to close on May 31, 2004. After extending the closing of the Stock Purchase Agreements, it was determined by the parties that the proposed transaction could not be closed in compliance with Korean regulations. On August 10, 2004 the companies announced their inability to complete the transaction in a press release, and on August 16, 2004, the Company reported the same in an 8-K report.

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

ITEM 3. Controls and Procedures

Within ninety (90) days prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer (“CEO”) and the acting Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective in bringing to their attention material information relating to the Company required to be included in the Company’s periodic SEC filings. There were no significant changes in disclosure controls and procedures during the last fiscal quarter that have significantly affected, or reasonably likely to affect, internal control over financial reporting.

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

As was previously reported, the Company entered into Stock Purchase Agreements on May 7, 2004, which were scheduled to close on May 31, 2004. After extending the closing of the Stock Purchase Agreements, it was determined by the parties that the proposed transaction could not be closed in compliance with Korean regulations. On August 10, 2004, the companies announced their inability to complete the transaction in a press release, and on August 16, 2004, the Company reported the same in an 8-K report.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

2.1	Acquisition Agreement dated May 20, 2003 with Probity, Inc. (1)
2.2	Mutual Rescission Agreement (2)
2.3	Exchange Agreement dated September 15, 2003 by and between Probity Investigations, Inc. and the Company (3)
2.4	First Amendment to Exchange Agreement with Probity Investigations, Inc. (4)
10.1	Dealer Marketing Agreement with Structured Data Systems, Inc. (5)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K dated May 20, 2003, and filed with the Commission on June 4, 2003.

(2)	Incorporated by reference to our Current Report on Form 8-K dated September 19, 2003, and filed with the Commission on September 23, 2003.

(3)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003, and filed with the Commission on November 14, 2003.

(4)	Incorporated by reference to our Current Report on Form 8-K dated December 5, 2003, and filed with the Commission on December 5, 2003.

(5)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended March 30, 2004, and filed with the Commission on May 24, 2004.

(b)	Reports on Form 8-K

No 8-K reports were filed during the quarter ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMEX TECHNOLOGIES, INC.

Dated:	August 23, 2004

By:	/s/ Kjell I. Jagelid
Chief Executive Officer and President

By:	/s/ Fred J. Griffin
Chief Financial Officer