Form 10QSB
period 2004-09-30
SIMEX TECHNOLOGIES INC
filed 2007-11-14
CIK 1089499

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2004

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 0-26599

_________________________________________________

SIMEX TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2465647 (IRS Employer Identification No.)

4545 Wieuca Road, Bldg 2

Atlanta, Georgia 30342

(Address of Principal Executive Offices)

(404) 236-0134

(Issuer's telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer  (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [    ]; No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X]; No [___]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: as of October 31, 2007, the Registrant had outstanding 29,026,929 shares of its Common Stock, $0.001 par value.

Transitional Small Business Disclosure Format (check one): Yes [__]; No [X]

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

Item 1. Financial Statements

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(unaudited)

(in thousands)

ASSETS	September 30, 2004

Total Assets	0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Bank overdraft	2
Accounts payable	205
Officer advance	30
Accrued expenses	1
Notes payable	60
Total current liabilities	298

Shareholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 3,905 shares authorized and issued with no shares outstanding (note 4)	--
Common stock, $.001 par value. Authorized 50,000 shares; 38,372 shares issued and outstanding (note 4)	38
Additional paid-in capital	10,903
Accumulated deficit	(11,144)
Treasury stock, 510 shares at cost	(96)
Total shareholders’ equity	(298)
Total liabilities and shareholders’ equity	0

See accompanying notes to condensed consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003

Revenues	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross Profit	-	-	-	-

Selling, general and administrative expenses	926	92	1,080	302

Net loss from continuing operations before other income (expense) and income taxes	(926)	(92)	(1,080)	(302)

Other income (expense)
Interest expense	(1)	-	(1)	-
Interest income	-	-	-	3
Loss from disposal of subsidiaries	(514)	-	(514)	-
Net other income (expense)	(515)	-	(515)	3

Net loss from continuing operations before income taxes	(1,441)	(92)	(1,595)	(299)

Income taxes	-	-	-	-

Net loss from continuing operations	(1,441)	(92)	(1,595)	(299)

Discontinued operations (note 2)
Loss from discontinued operations net of income taxes	(33)	-	(55)	-

Net Loss	($ 1,474)	($ 92)	($ 1,650)	($ 299)

Loss per common share	($ 0.04)	($ 0.01)	($ 0.04)	($ 0.02)

See accompanying notes to condensed consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	2004	2003
Cash flows from operating activities
Loss from continuing operations	$ (1,595)	$ (299)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
(Increase) decrease in:
Common stock issued for services	654	-
Other current assets	-	(8)
Increase (decrease) in:
Officer advance	30
Bank overdraft	2
Accounts payable	167	73
Accrued expenses	1	-
Net cash used in operating activities	(741)	(234)

Cash flows from investing activities
Disposal of Remote Business, Inc.	561
Investment in notes and loans receivable	-	(618)
Collection on notes and loans receivable	220	200
Net cash provided by (used in) investing activities	781	(418)

Cash flows from financing activities
Net cash used by discontinued operations	(55)
Proceeds of notes payable	60
Purchase of treasury stock	(65)	-
Net cash provided by financing activities	(60)	-

Net change in cash and cash equivalents	($ 20)	($ 652)
Cash and cash equivalents at beginning of period	$ 20	$ 681
Cash and cash equivalents at end of period	$ 0	$ 29

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest – continuing operations	-	-
Interest – discontinued operations	-	-
Income taxes – continuing operations	-	-
Income taxes – discontinued operations	-	-

See accompanying notes to condensed consolidated financial statements.

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Unaudited)
(In thousands, except per share data)

Note 1: Basis of Presentation; History.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC's instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2004 and for all periods presented. The results of operations presented in the accompanying consolidated financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying consolidated financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim consolidated financial statements should be read in conjunction with the Company’s 2003 financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2003. Certain reclassifications have been made to the 2003 financial information to conform to the presentation in 2004. Disclosures contained in that document have been omitted. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

Corporate History

SIMEX Technologies, Inc., a Delaware corporation together with its subsidiaries, is referred to herein as the “Company.”  The Company’s predecessor corporation was originally organized in 1983 with limited operations until its reorganization with SIMEX A/S, a Norwegian corporation, on April 28, 1998. Under the terms of the reorganization, the principal shareholders of SIMEX A/S became the majority shareholders of the Company, and SIMEX A/S became a wholly-owned subsidiary of the Company. In April of 1999, the Company reincorporated as a Delaware corporation and changed its name to SIMEX Technologies, Inc.

Simex A/S Acquisitions and Divestitures

SIMEX A/S began operations in 1980 as an engineering and service company based in Stavanger, Norway. In May of 1998, SIMEX A/S acquired Norsk Kjoleindustri A/S (“Norwegian Cooling Industries”), which was an HVAC equipment design, manufacturer and maintenance organization that, among its products, manufactured and installed ice machines and other cooling equipment for a variety of applications.  Subsequently from 1998 to 2001, SIMEX A/S completed a number of other acquisitions designed to complement its existing business.  The acquisitions were intended to position the Company to compete with other engineering and construction companies and to expand its services to other markets.  In 2002, the Company sold SIMEX A/S and Simex Capital, Inc., which constituted all of the Company’s operations at the time.

Remote Business, Inc. Acquisition and Divestiture

Effective as of May 20, 2003, the Company completed a merger subject to certain terms to be complied with after May 20, 2003, under which it acquired all of the outstanding stock of Probity Investigations, Inc. (“Probity”), and ownership of Probity’s wholly owned subsidiaries, Kyros, LLC (Kyros) and Remote Business Management, LLC (RBM). Under the terms of the reverse acquisition, a share exchange transaction occurred with the shareholders of Probity, which resulted in a change in the control of the ownership of Simex, with the shareholders of Probity becoming the controlling group.

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

On December 5, 2003, the Company acquired Remote Business, Inc. (“RBI”), a newly-formed subsidiary of Probity, in exchange for 16,000,000 newly-issued shares of the Company’s common stock. Immediately prior to the acquisition, Probity transferred security equipment inventory with a fair value of $550,000 and the operations of its subsidiary, RBM, excluding all recorded assets and liabilities of RBM, to RBI. The acquisition was accounted for as a purchase. Because the Company was a non-operating company at the time of the transaction and the common shares of the Company were thinly-traded, the purchase price was deemed to be the fair value of the assets acquired. Accordingly, no goodwill was recorded in the acquisition.

On August 31, 2004, the Company and Probity entered into a Memorandum of Understanding to rescind the purchase of RBI, and cancel a secured loan of $35,000 that it had previously made to Probity.  Probity agreed to return 500,000 shares of the Company’s common stock pursuant to the Memorandum of Understanding.  Pursuant to the Memorandum of Understanding, Probity took over ownership and management of RBI on September 7, 2004.  The Company and Probity entered into a Mutual Rescission Agreement in February 2007 to memorialize Probity’s takeover of ownership and management of RBI in September 2004.  The Company and Probity amended the Mutual Rescission Agreement on August 13, 2007 to provide for the cancellation of an additional 14,300,000 shares of common stock that had been issued to Probity in the original transaction and to modify the indemnity provisions thereof.

Simex Data Systems, Inc.

Effective January 16, 2004, a wholly-owned subsidiary of the Company, Simex Digital Solutions, Inc. (“SDS”), entered into a marketing agreement with Structured Data Systems, Inc. (“Structured Data”), a Georgia corporation. Structured Data was a value-added reseller of computer hardware and software. Under the marketing agreement, SDS marketed products sold by Structured Data.  In August 2004, SDS breached its obligations under the marketing agreement, and as a result Structured Data terminated SDS’s rights thereunder by a notice dated August 3, 2004.  SDS ceased operations shortly thereafter.

Red Alert, Inc.

On August 19, 2004, the Company entered into an Agreement and Plan of Share Exchange with Red Alert Group, Inc., a Georgia corporation ("Red Alert").  Red Alert was a specialized consulting firm operating in the areas of homeland security, cyber security, and private military security. The Agreement and Plan of Share Exchange was amended and restated on August 27, 2004 (the "Exchange Agreement"). Under the terms of the Exchange Agreement, the Company agreed to issue 3,905,253 shares of its newly designated Series A Preferred Stock in exchange for all of the issued and outstanding shares of the common stock of Red Alert.  On August 30, 2004, C. Mickle Moye resigned as Chairman of the Company, and eight designees of Red Alert were appointed to the board.  Also on August 30, 2004, Kjell

I. Jagelid resigned as President and Chief Executive Officer of the Company, and Timothy A. Holly was appointed President and Chief Executive Officer.

The Company subsequently determined that it could not acquire Red Alert by the issuance of its shares of Series A Preferred Stock in compliance with federal securities laws due to the size, nature and composition of the shareholders of Red Alert.  As a consequence, the Company never issued any shares of Series A Preferred Stock to the shareholders of Red Alert, and therefore never completed the acquisition of Red Alert. On January 6, 2006, the Company and Red Alert entered into a Mutual Rescission Agreement, under which they mutually terminated the Agreement and Plan of Share Exchange.  In connection with the Mutual Rescission Agreement, Kjell I Jagelid, and other shareholders holding a majority of shares, removed all of the designees of Red Alert on the board of directors of the Company resigned, and appointed Mr. Jagelid and Warren L. Traver directors of the Company.

Current Business of Company

Since the disposal of RBI in September 2004 and the termination of operations at SDS on August 3, 2004, the Company has been a public company with no operating activities.

Note 2: Summary of Significant Accounting Policies

Nature of Operations

At September 30, 2004, the Company was not engaged in active operations.  During the quarter ended September 30, 2004, the Company terminated operations at its SDS subsidiary, and conveyed its interest in RBI back to Probity.

Long Lived Assets.

In March 1995, Statement of Financial Accounting Standards SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of was issued.  SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Discontinued Operations

The Company's operations at SDS and RBI have been classified as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

Comprehensive Income.

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income."  SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  The effect of SFAS 130 is reflected in these financial statements.

Earnings Per Share.

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information.  Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding.  Diluted net income per share is calculated based on the weighted average number of common shares and common stock equivalents outstanding during the year.

The net loss per share computations for September 30, 2004 and 2003 reflect 37,861,969 and 16,554,908 shares of outstanding common stock, respectively.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Because there was a net loss for both periods presented, the effect of common stock equivalents was not considered in computing diluted loss per share, since the effect would have been anti-dilutive.

Note 3:  Notes Payable

At September 30, 2004, note payable consists of a note in the original principal amount of $60,000 dated August 17, 2004.  The note is unsecured, bears interest at 7% per annum until maturity and 12% per annum after maturity.   The note matured on October 15, 2004.  Because the funds were borrowed pursuant to a proposed transaction with Red Alert which was later rescinded, Red Alert agreed to assume responsibility for payment of the note, and has indemnified the Company from liability on the note.

Note 4: Equity

Preferred Stock

Pursuant to an Agreement and Plan of Share Exchange with Red Alert executed on August 27, 2004, the Company agreed to issue 3,905,253 shares of its newly designated Series A Preferred Stock in exchange for all of the issued and outstanding shares of common stock of Red Alert.  In connection with the share exchange, the Company filed a Certificate of Elimination ("Certificate of Elimination") and Certificate of Designations, Powers, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Voting Convertible Preferred Stock ("Certificate of Designations"). The Certificate of Elimination eliminated the Company's old Series A Preferred Stock and Series B Preferred Stock, of which no shares were issued and outstanding. The Certificate of Designations designated 3,905,253 shares of the Company's authorized preferred stock as Series A Preferred Stock. Each share of the new Series A Preferred Stock would be convertible into thirty (30) shares of the Company's common stock upon the filing of an amendment to the Company's Certificate of Incorporation, which increases the authorized common stock of the Company to 500,000,000 shares. Each share of the new Series A Preferred Stock would be entitled to vote with the holders of the Company's common stock on all matters on which the holders of common stock are entitled to vote on an as-converted basis. Each share of new Series A Preferred Stock would be entitled to any dividends declared on the common stock on an as-converted basis, and shares its liquidations rights with the common stock on an as-converted basis.

The amendment to the Certificate of Incorporation was approved by the Board of Directors and a majority of the stockholders of the Company.  However, the amendment was not filed because the Company did not file a definitive Schedule 14C Information Statement with the Securities and Exchange Commission.  Subsequently, the Company determined that the issue of the shares of Series A Preferred Stock to the shareholders of Red Alert would not be exempt from registration under the Securities Act.  As a result, for that reason and others, the Company never issued any shares of Series A Preferred Stock to the shareholders of Red Alert, and formally rescinded and terminated the Exchange Agreement on January 6, 2006.  As of September 30, 2004, and the date of this report, there were no shares of Series A Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 38,371,969 shares were issued and outstanding as of September 30, 2004, with 510,000 shares held as treasury stock.

During the quarter ended September 30, 2004, the Company issued 5,031,666 shares of common stock for services rendered, or to be rendered, to the following persons:

Recipient	No. of Shares	Nature of Services
Antoon Theis	2,300,000	Business development
Lencola Sullivan-Verseveldt	1,600,000	Business development
Otto Law Group, PLLC	450,000	Legal services
Vintage Filings	416,666	Securities filing compliance
A. G. Logher-Mulder	15,000	Business development
Fred J. Griffin	250,000	Accounting services

The shares were valued at $0.13 per share, which was the market price of the common stock on the date of issuance.  The shares were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-8 that was filed with the Securities & Exchange Commission on September 7, 2004.

During the quarter ended September 30, 2004, the Company reacquired 500,000 shares of common stock from Probity in connection with the return of RBI to Probity.  The reacquired shares were valued at $0.13 per share, which was the market price of the common stock on the date of the reacquisition.

Common Stock Options

On January 10, 2004, the Board of Directors issued the following options to its officers, directors and consultants, as follows:

Name	Title	Number of Options

Kjell I. Jagelid	Chief Executive Officer and Director	1,000,000
C. Mickle Moye	Chairman of the Board of Directors	500,000
Arnold E. Johns	Consultant	500,000
Fred J. Griffin	Consultant	250,000
	Total:	2,250,000

The options are fully vested, and are exercisable for a period of 10 years at an exercise price of $0.35 per share.

The following table presents the status of the Company's stock option plan for the years ended December 31, 2002, 2003 and the nine months ended September 30, 2004.

Outstanding at December 31, 2002	-
Granted	4,327,786
Exercised	865,557
Forfeited or Cancelled	-
Outstanding at December 31, 2003	3,462,229
Granted	2,250,000
Exercised	-
Forfeited or Cancelled	-
Outstanding at September 30, 2004	5,712,229

Note 5: Income Taxes

The Company has recorded no benefit for income taxes in the accompanying consolidated financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

Note 6:

Subsequent Events

On January 6, 2006, the Company and Red Alert entered into a Mutual Rescission Agreement, under which the parties mutually terminated the Agreement and Plan of Share Exchange dated August 27, 2004.  In connection with the Mutual Rescission Agreement, Kjell I. Jagelid, and other shareholders holding a majority of shares, removed all designees of Red Alert to the board of directors of the Company, and appointed Mr. Jagelid and Warren L. Traver directors of the Company.  In December 2006, the Agreement was amended to provide, among things, for Red Alert would indemnify and hold the Company harmless against any claim or liability arising out of a note note issued on August 17, 2004 for $60,000 to pay for certain costs associated with the proposed acquisition of Red Alert by the Company.

The Company received loans from third parties in the following amounts on the following dates:

Date	Amount
December 13, 2006	$75,000
February 7, 2007	$42,000
April 2, 2007	$35,000
June 11, 2007	$25,000
June 14, 2007	$25,000

In June 2007, the Company repaid one lender $20,000 in principal, plus accrued interest thereon.  The loans are evidenced by notes that bear interest at 6% until maturity, 8% after maturity, and mature on November 30, 2007.  The notes are convertible into common stock of the Company at a conversion price of $0.05 per share.

On March 16, 2007, Lencola Sullivan-Verseveldt agreed to the cancellation of 1,600,000 shares of common stock issued to her in September 2004 for consulting services that were never performed.

On June 14, 2007, Antoon Theis agreed to the cancellation of 2,245,000 shares of common stock that he still owned out of 2,300,000 shares of common stock issued to him in September 2004 for consulting services that were never performed.  As part of the cancellation, the Company paid $16,700 to a bank that had a lien on Mr. Theis’s shares to remove the lien on the shares.

In February 2007, the Company and Probity entered into a Mutual Rescission Agreement to memorialize the rescission of the Company’s acquisition of RBI pursuant to a Memorandum of Understanding originally executed on August 31, 2004.  On August 13, 2007, Probity and the Company entered into a new Mutual Rescission Agreement that modified the agreement signed in February 2007.  The modified agreement provided for the cancellation of all shares of common stock originally issued by the Company to acquire RBI, other than 1,200,000 shares that had since been conveyed to a third party.  Consequently, the Mutual Rescission Agreement resulted in the cancellation of 14,800,000 shares of common stock.  In addition, the Company released Probity from liability on a loan in the amount of $35,000 which the Company had made to Probity and indemnified Probity from certain tax liabilities.  Of the shares to be cancelled, the Company has received 5,500,000 of the shares, and is obligated to reimburse Kjell I. Jagelid $15,000 to obtain the remaining 9,300,000 shares.

On December 14, 2004, Piedmont Center 15, LLC obtain a judgment against the Company for $102,664.45 for amounts due by the Company under an office lease dated September 9, 2004.  On February 5, 2007, the Company and Piedmont Center 15, LLC entered into a Compromise and Settlement Agreement, under which the Company paid Piedmont Center 15, LLC $25,000 in full settlement and satisfaction of any liability to Piedmont Center 15, LLC, including under the judgment entered on December 14, 2004.

On December 11, 2006, the Company and the following persons agreed to the cancellation of the following options:

Kjell I. Jagelid	2,731,115
C. Mickle Moye	1,365,557
Arnold E. Johns	1,365,557
Fred J. Griffin	250,000

As a result of the cancellation of the options, the Company does not have any options outstanding.

On August 13, 2007, the Company entered into a letter of intent to acquire College Tonight, Inc. in a reverse merger.  On October 12, 2007, the Company entered into an Agreement and Plan of Merger with College Tonight, Inc. (“CT”).  Under the Agreement, the Company agreed to acquire CT by the merger of CT with and into Simex CT Acquisition Corp., a wholly-owned subsidiary of the Company.   Material terms and conditions of the merger include:

•

CT will merge with and into Simex CT Acquisition Corp., a wholly-owned subsidiary of the Company, and thereby become a wholly-owned subsidiary of the Company;

•

The Company will issue 2,412,800 shares of a newly-created Series A Convertible Preferred Stock in exchange for all of the issued and outstanding shares of CT;

•

Prior to the merger, the Company must have settled all outstanding payables and notes, and caused certain outstanding notes to convert into common stock;

•

Prior to the merger, the Company must have obtained the cancellation of 18,645,000 shares of its common stock;

•

Prior to the merger, the Company must have filed all periodic reports required by Sections 13 or 15 of the Securities Exchange Act to bring the Company current on its reporting obligations;

•

Prior to the merger, the Company must have raised at least $850,000 in a private offering to accredited investors;

•

As soon as practical after the merger, the Company will hold a shareholders’ meeting to approve a one for four reverse stock split, an increase of its authorized shares of common stock to 100,000,000, and a change of its name to “College Tonight, Inc.;”

•

Immediately after the one for four reverse split, each share of Series A Convertible Preferred Stock will automatically convert into 10 shares of the Company’s common stock, resulting in the issuance of 24,128,000 additional shares of common stock.

The Company has commenced a private offering of common stock at $0.10 per share.  The maximum number of shares that may be sold in the offering is 16,500,000, for gross proceeds of $1,650,000.  All subscriptions will be held in escrow, and released only upon satisfaction of the following conditions:

•

the Company must have received subscriptions for a minimum amount of 8,500,000 shares, or gross proceeds of $850,000;

•

the Company must have filed all periodic reports required by Sections 13 or 15 of the Securities Exchange Act to bring the Company current on its reporting obligations, and subscribers been given a chance to review same; and

•

the Company must have closed on the acquisition of CT on terms substantially the same as set forth in that Agreement and Plan of Merger between College Tonight, Inc., Simex CT Acquisition Corp., and the Company, including satisfaction of all conditions to closing set forth therein.

The Company has reached agreements with substantially all of its creditors to release or settle their claims against the Company.

ITEM 2. Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. These include the Company's historical losses, the need to manage its growth, general economic downturns, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. Although forward-looking statements in this Quarterly Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Quarterly Report, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

As discussed above, and as filed in Form 8-K, the Company entered into a transaction intended to result in Red Alert becoming a wholly-owned subsidiary. Red Alert intended to operate in the areas of homeland security, cyber security, and private military security, either by the acquisition of existing businesses in those areas or by bidding on government contracts.  On January 6, 2006, the Company and Red Alert rescinded the agreement under which the Company had agreed to acquire Red Alert.  The rescission occurred because Red Alert was unable to enter into actual business and because the Company determined that it could not legally issue its shares of stock to Red Alert’s shareholders given the number and composition of its shareholder base.

Results of Operations

Revenues

The Company's revenues from continuing operations in the three months ended September 30, 2004 were $0, as compared to $0 in the three months ended September 30, 2003.  During the quarter ended September 30, 2003, the Company did not have any operating activities.  During the quarter ended September 30, 2004, the Company had operations at its RBI subsidiary and its SDS subsidiary; however, it has classified those operations as discontinued operations because they were both disposed of in the period ended September 30, 2004.  The Company’s revenues and gross profit in the quarter ended September 30, 2004 are not indicative of the amount that will be realized in future periods, because the Company sold RBI in September 2004, and ceased operations at SDS in August 2004.  As of September 30, 2004, the Company was not in active operations.

Selling, General and Administrative Expenses

The Company incurred selling, general and administrative expenses of $926 in the three months ended September 30, 2004, as compared to $92 in the three months ended September 30, 2003.  The substantial increase in selling, general and administrative expenses was the result of a substantially greater level of business activity in 2004 attributable to operations at RBI and SDS and legal costs associated with the Company’s agreement to acquire Red Alert.  A substantial part of the selling, general and administrative expenses in 2004 was a non-cash expense of $634 resulting from the issuance of 5,031,666 shares of common stock for services.

Other Income (Expense)

The Company incurred other income (expense) of ($514) in the three months ended September 30, 2004, as compared to $0 in the three months ended September 30, 2003.  In 2004, the other expense was attributable to a loss of ($515) incurred in connection with the disposal of RBI and the cessation of operations at SDS during the period, and interest expense on $60,000 borrowed in August 2004 in connection with the proposed acquisition of Red Alert.

Net Loss

During the three months ended September 30, 2004, the Company incurred a net loss of ($1,474), or $(0.04) per diluted weighted-average share.  During the quarter ended September 30, 2003, the Company reported a net loss of ($92) or $(0.01) per diluted weighted-average share. For the nine months ended September 30, 2004, the Company had a net loss of ($1,650), or $(0.04) per diluted weighted-average share, compared with ($299) or $(0.02) per diluted weighted-average share for the nine months ended September 30, 2003.  The increases in both the quarterly and nine-month period losses in 2004 as compared to 2003 were primarily due to increases in general and administrative costs, particularly those incurred in connection with the acquisitions Red Alert and the issuance of 5,031,666 shares of common stock for services, operating losses at RBI and SDS, and nonrecurring losses associated with the disposition of RBI and SDS.

Financial Condition, Liquidity and Capital Resources

The Company's consolidated balance sheet as of September 30, 2004 reflects no assets, current liabilities of $298, and a working capital deficit of ($298).

The accompanying unaudited financial statements indicate that the Company has no liquidity, and requires additional capital to pay any of its liabilities. As a publicly traded company subject to ongoing reporting requirements with the Securities and Exchange Commission (SEC), the Company will continue to incur significant expenses to maintain current reporting status with the SEC. These expenses are likely to increase in coming periods based on more stringent reporting requirements and public oversight initiatives that have been or are being adopted by the SEC in response to corporate governance concerns and recent corporate scandals and abuses. Audit and professional fees will increase as a result of these changes and the increases will impact the profitability of the company in future periods.

The Company’s plan is to locate an operating company with viable products or services that desires to go public by means of a reverse merger.  There is no assurance that the Company will be able to find a suitable acquisition candidate.

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

ITEM 3. Controls and Procedures

Kjell I. Jagelid, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures.  Mr. Jagelid evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007.  No evaluation was made as of September 30, 2004.  In designing and evaluating our disclosure controls and procedures, he recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, Mr. Jagelid that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

This quarterly report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

ITEM 3A(T). Controls and Procedures

None.

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

On December 14, 2004, Piedmont Center 15, LLC obtain a judgment against the Company for $102,664.45 for amounts due by the Company under an office lease dated September 9, 2004.  On February 5, 2007, the Company and Piedmont Center 15, LLC entered into a Compromise and Settlement Agreement, under which the Company paid Piedmont Center 15, LLC $25,000 in full settlement and satisfaction of any liability to Piedmont Center 15, LLC, including under the judgment entered on December 14, 2004.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the quarter ended September 30, 2004, the Company issued 5,031,666 shares of common stock for services to six persons.  The issuance of the shares was registered under the Securities Act of 1933 on Form S-8.

In the quarter ended September 30, 2004, the Company reacquired 500,000 shares of common stock originally issued to Probity Investigations, Inc. on December 5, 2003 in connection with the Company’s purchase of RBI from Probity.

ITEM 3. Defaults Upon Senior Securities

The Company is in default on a note payable to Nelana Holdings, Ltd. in the original principal amount of $60,000 by virtue of the Company’s failure to pay the note at maturity and the delisting of the Company’s common stock from the OTC Bulletin Board, among other issues.  The Company has been indemnified against liability on this note.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMEX TECHNOLOGIES, INC.
Date: November 14, 2007	/s/ Kjell I. Jagelid
By: Kjell I. Jagelid, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2.1	Plan of Merger (1)
2.2	Exchange Agreement with Probity Investigations, Inc. (2)
2.3	First Amendment to Exchange Agreement with Probity Investigations, Inc. (3)
2.4	Amended and Restated Agreement and Plan of Share Exchange between the Company and Red Alert Group, Inc. (4)
2.5	Agreement and Plan of Merger between Simex Technologies, Inc., Simex CT Acquisition Corp., and College Tonight, Inc. (5)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Designation of Series A Voting Convertible Preferred Stock (4)
4.1	Form of Common Stock Certificate of the Company (1)
10.1*	Mutual Rescission Agreement with Probity Investigations, Inc. executed in February 2007
10.2*	Mutual Rescission Agreement with Probity Investigations, Inc. executed in August 2007
10.3*	Mutual Rescission Agreement with Red Alert Group, Inc. dated January 6, 2006
10.4*	Modification to Mutual Rescission Agreement with Red Alert Group, Inc. dated December 21, 2006
11**	Statement re: computation of earnings per share
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

** Included within financial statements.

(1) Incorporated by reference from our Registration Statement on Form 10-SB, filed with the Commission on September 14, 1999.

(2) Incorporated by reference from our Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2003, filed with the Commission on November 14, 2003.

(3) Incorporated by reference from our Current Report on Form 8-K dated December 5, 2003, and, filed with the Commission on December 5, 2003.

(4) Incorporated by reference from our Current Report on Form 8-K dated August 19, 2004, and, filed with the Commission on September 3, 2004.

(5) Incorporated by reference from our Current Report on Form 8-K dated October 12, 2007, and, filed with the Commission on October 18, 2007.