Form 10KSB
period 2004-12-31
SIMEX TECHNOLOGIES INC
filed 2007-11-20
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 00-26599

SIMEX TECHNOLOGIES, INC.

(Name of small business issuer in its charter)

Delaware	58-2465647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4545 Wieuca Road, Bldg 2

Atlanta, Georgia 30342

 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (404) 236-0134

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value

Title of Class

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ___  No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes  X  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No  _____

The issuer’s revenues for its most recent fiscal year: $0.

1{A0042073.DOC}

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant, as of October 31, 2007 was $11,776,143 based upon the closing price of $0.86 per share as reported by the trading and market services of the Pink Sheets.

As of October 31, 2007, the Registrant had outstanding 29,026,929 shares of its Common Stock.

Transitional Small Business Disclosure Format (check one): Yes [__];  No [X]

{A0042073.DOC}

Table of Contents

{A0042073.DOC}

Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains "forward-looking statements." These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward- looking statements. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

{A0042073.DOC}

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

On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Rescission Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 reverse acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. The basis for the Rescission Agreement was that Probity had not fulfilled all of its requirements under the May 20, 2003, reverse acquisition agreement

On December 5, 2003, the Company acquired Remote Business, Inc. (“RBI”), a newly-formed subsidiary of Probity, in exchange for 16,000,000 newly-issued shares of the Company’s common stock. Immediately prior to the acquisition, Probity transferred security equipment inventory with a fair value of $550,000 and the operations of its subsidiary, RBM, excluding all recorded assets and liabilities of RBM, to RBI. The acquisition was accounted for as a purchase. Because the Company was a non-operating company at the time of the transaction and the common shares of the Company were thinly-traded, the purchase price was deemed to be the fair value of the assets acquired. Accordingly, no goodwill was recorded in the acquisition.

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

{A0042073.DOC}

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

Current Business of Company

Since the disposal of RBI in September 2004 and the termination of operations at SDS on August 3, 2004, the Company has been a public company with no operating activities.  The Company therefore has no business segments, has no operations in any industry, does not sell any products or services, has no competition, has no requirements for raw materials, has no expenditures on research and development and has no employees.

Management’s Plans

Since the disposal of the Company’s operations in 2004, the Company has been seeking an acquisition or merger candidate.  The Company is seeking an operating company with a viable product or service that has growth potential. However, there is no assurance that the Company will be successful in raising capital or in locating a suitable acquisition candidate, or that the terms of any such transaction will be favorable to existing shareholders.

Competition

The Company is and will continue to be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable business opportunity candidates for us. Nearly all such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities than us. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business opportunity.

Government Regulation

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their states.

Risk Factors

An investment in the Company's shares are subject to the following risk factors:

{A0042073.DOC}

NO REVENUE AND MINIMAL ASSETS.  The Company has no revenues or earnings from operations.  The Company has no significant assets or financial resources.  The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity.  There is no assurance that the Company can identify such a business opportunity and consummate such a business combination.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS.  The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity.  While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria.  In the event the Company completes a business combination, of which there can be no assurance, the success of the Company's operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company's control.

SCARCITY OF AND COMPETITION FOR BUSINESS OPPORTUNITIES AND COMBINATIONS.  The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private entities.  A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for the Company.  Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  Moreover, the Company will also compete in seeking merger or acquisition candidates with numerous other small public companies.

CONFLICTS OF INTEREST - GENERAL.    The officers and directors are associated with other firms and are involved in a range of business activities which may have business dealings with the Company at some point in time.  Due to these affiliations and the fact that some officers are expected to devote only a portion of their time to the business of the Company, there are potential inherent conflicts of interest in their acting as directors and as officers.  Each of the officers and directors is or may become an officer, director, controlling shareholder, partner or participant in other entities engaged in a variety of businesses.  These existing and potential conflicts of interest are irreconcilable and could involve the participating officers and directors in litigation brought by the Company's shareholders or by the shareholders of other entities with which the officers and directors are currently, or may become, affiliated.  To help alleviate this position somewhat, Management has adopted a policy of full disclosure with respect to business transactions with any entity in which any or all of the officers or directors are affiliated, either directly or indirectly.  An officer or director may continue any business activity in which such officer or director engaged prior to joining the Company.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION.  Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.  Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION.  The Company has neither conducted, nor have others made available to it, results of market research indicating that market demand

{A0042073.DOC}

exists for the transactions contemplated by the Company.  Moreover, the Company does not have, and does not plan to establish, a marketing organization.  Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

LACK OF DIVERSIFICATION.  The Company's proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with only one business opportunity.  Consequently, the Company's activities will be limited to those engaged in by the business opportunity which the Company merges with or acquires.  The Company's inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

REGULATION.  Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities.  In the event the Company engages in business combinations that result in the Company holding passive investment interests in a number of entities, the Company could be subject to regulation under the Investment Company Act of 1940.  In such event, the Company would be required to register as an investment company and could be expected to incur significant registration and compliance costs. The Company has obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

PROBABLE CHANGE IN CONTROL AND MANAGEMENT.  A business combination involving the issuance of the Company's common stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company.  Any such business combination may require management of the Company to resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION. The Company's primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of such private company.  The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and would most likely result in a change in control or management of the Company.

REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY BUSINESS OPPORTUNITIES.  Management of the Company believes that any potential business opportunity must provide audited financial statements for review, and for the protection of all parties to the business combination.  One or more attractive business opportunities may choose to forego the possibility of a business combination with the Company, rather than incur the expenses associated with preparing audited financial statements.

ITEM 2. DESCRIPTION OF PROPERTY.

We do not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS.

On December 14, 2004, Piedmont Center 15, LLC obtain a judgment against the Company for $102,664.45 for amounts due by the Company under an office lease dated September 9, 2004.  On

{A0042073.DOC}

February 5, 2007, the Company and Piedmont Center 15, LLC entered into a Compromise and Settlement Agreement, under which the Company paid Piedmont Center 15, LLC $25,000 in full settlement and satisfaction of any liability to Piedmont Center 15, LLC, including under the judgment entered on December 14, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2004, the Company did not submit any matters to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is registered with the United States Securities and Exchange Commission under 12(b) of the Securities Exchange Act of 1934.  Our common stock trades on the Pink Sheets under the symbol “SMXT.”  The following table summarizes the low and high prices for the Company’s common stock for the years 2004 and 2003.

	2004		2003
	High	Low	High	Low
First Quarter	n/a	n/a	0.20	0.05
Second Quarter	n/a	n/a	0.70	0.20
Third Quarter	n/a	n/a	0.60	0.25
Fourth Quarter	n/a	n/a	0.52	0.10

The high and low quotes on the Company's common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were 202 shareholders of record of the common stock as of October 31, 2007. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

The Company's common stock is subject to rules adopted by the Securities and Exchange Commission ("Commission") regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company's common stock. Many

{A0042073.DOC}

brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares.

The Company did not declare any cash dividends on its Common Stock during its fiscal years ended on December 31, 2004 or 2003. The board of directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2004, the Company did not issue any shares in unregistered transactions.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2004, the Company did not repurchase any shares of its common stock.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Disclosure Regarding Forward Looking Statements

This Annual Report on Form 10-KSB includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“Forward Looking Statements”). All statements other than statements of historical fact included in this report are Forward Looking Statements. In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company’s operations, may from time-to-time issue certain statements, either in writing or orally, that contain or may contain Forward-Looking Statements. Although the Company believes that the expectations reflected in such Forward Looking Statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, past and possible future, of acquisitions and projected or anticipated benefits from acquisitions made by or to be made by the Company, or projections involving anticipated revenues, earnings, levels of capital expenditures or other aspects of operating results. All phases of the Company operations are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s proposed operations and whether Forward Looking Statements made by the Company ultimately prove to be accurate. Such important factors (“Important Factors”) and other factors could cause actual results to differ materially from the Company’s expectations are disclosed in this report. All prior and subsequent written and oral Forward Looking Statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Important Factors described below that could cause actual results to differ materially from the Company’s expectations as set forth in any Forward Looking Statement made by or on behalf of the Company.

Plan of Operation

Since the disposal of the Company’s operations in 2004, the Company has been seeking an acquisition or merger candidate.  The Company is seeking an operating company with a viable product or service that has growth potential. However, there is no assurance that the Company will be successful in raising

{A0042073.DOC}

capital or in locating a suitable acquisition candidate, or that the terms of any such transaction will be favorable to existing shareholders.

Results of Operations

Revenues

The Company's revenues from continuing operations in the year ended December 31, 2004 were $0, as compared to $53 in the year ended December 31, 2003.  During the year ended December 31, 2003, the Company had operating activities in the month of December at its RBI subsidiary.  During the year ended December 31, 2004, the Company had operations at its RBI subsidiary and its SDS subsidiary; however, it has classified those operations as discontinued operations because they were both disposed of in the year ended December 31, 2004.

Selling, General and Administrative Expenses

The Company incurred selling, general and administrative expenses of $1,183 in the year ended December 31, 2004, as compared to $456 in the year ended December 31, 2003. The substantial increase in selling, general and administrative expenses was the result of a substantially greater level of business activity in 2004 attributable to operations at RBI and SDS and legal costs associated with the Company’s agreement to acquire Red Alert.  A substantial part of the selling, general and administrative expenses in 2004 was a non-cash expense of $654 resulting from the issuance of 5,031,666 shares of common stock for services.

Other Income (Expense)

The Company incurred other income (expense) of ($517) in the year ended December 31, 2004, as compared to other income of $3 in the year ended December 31, 2003.  In 2004, the other expense was largely attributable to a loss of ($514) incurred in connection with the disposal of RBI and the cessation of operations at SDS during the period.

Net Loss

During the year ended December 31, 2004, the Company incurred a net loss of ($1,755), or $(0.05) per diluted weighted-average share.  During the year ended December 31, 2003, the Company reported a net loss of ($429), or $(0.02) per diluted weighted-average share.  The increase in loss in 2004 as compared to 2003 was primarily due to excess general and administrative costs, particularly those incurred in connection with the acquisition of Red Alert and the issuance of 5,031,666 shares of common stock for services, operating losses at RBI and SDS, and nonrecurring losses associated with the disposition of RBI and SDS.

Liquidity and Capital Resources

At December 31, 2004, we had no assets, current liabilities of $404, and a working capital deficit of ($404).

The accompanying financial statements indicate that the Company has no liquidity, and requires additional capital to pay any of its liabilities. As a publicly traded company subject to ongoing reporting requirements with the Securities and Exchange Commission (SEC), the Company will continue to incur significant expenses to maintain current reporting status with the SEC. These expenses are likely to

{A0042073.DOC}

increase in coming periods based on more stringent reporting requirements and public oversight initiatives that have been or are being adopted by the SEC in response to corporate governance concerns and recent corporate scandals and abuses. Audit and professional fees will increase as a result of these changes and the increases will impact the profitability of the company in future periods.

The Company’s plan is to locate an operating company with viable products or services that desires to go public by means of a reverse merger.  There is no assurance that the Company will be able to find a suitable acquisition candidate.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred net operating losses through the year ended December 31, 2004. These factors create an uncertainty about the Company's ability to continue as a going concern.  The recent efforts by Company's management to raise additional operating capital were successful.  The ability of the Company to continue as a going concern is dependent on their continued success in raising capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required by Item 310 of Regulation S-B are attached hereto as Exhibit A.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 9, 2005, Miller Ray & Houser LLP, resigned as the Company’s independent accounts. To the knowledge of current management, during the period that Miller Ray & Houser LLP, was engaged, it expressed no disagreements on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to Miller Ray & Houser’s satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit report of Miller Ray & Houser on the Registrant’s financial statements for the year ending 2003 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The Company did not consult with Miller Ray & Houser LLP regarding any matters or events set forth in Item 304(a)(2)(i) and (ii)of Regulation S-B.

On August 29, 2006, the Company retained Connolly, Grady and Cha, P.C. as its independent accountants.  The Company did not consult with Connolly, Grady and Cha, P.C. with respect to any of the matters described in Item 304(a)(2)(i) and (ii)of Regulation S-B prior to its engagement.

ITEM 8A. CONTROLS AND PROCEDURES.

{A0042073.DOC}

Kjell I. Jagelid is both our chief executive officer and our chief financial officer, and is responsible for establishing and maintaining our disclosure controls and procedures.  Mr. Jagelid evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007.  No evaluation was made as of December 31, 2004.  In designing and evaluating our disclosure controls and procedures, he recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, he concluded that as of December 31, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  Accordingly, Mr. Jagelid concluded that our disclosure controls and procedures as of December 31, 2004 were inadequate to ensure that information necessary to prepare and file timely reports required by the Exchange Act could be filed.

This quarterly report does not include a report of our management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Not applicable.

ITEM 8B.  OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following are our executive officers and directors and their respective ages and positions as of October 31, 2007:

Name and Address	Age	Position
Kjell I. Jagelid	64	Chairman and CEO
Warren L. Traver	62	Executive Vice President, General Counsel, Director

Below are biographies of our executive officers as of February 20, 2007:

Kjell I. Jagelid.  Director and President since December 2000. Since January 2002, Mr. Jagelid has also been chief financial officer of Skilstaf, AG in Zurich, Switzerland, which is in the employee leasing business in Europe.  Mr. Jagelid has over 20 years experience in manufacturing and construction. Mr. Jagelid invented equipment and processes used in the Company’s former post-tensioning

{A0042073.DOC}

construction segment and holds approximately fifteen patents in the manufacturing and construction industries. Mr. Jagelid has been employed by the Company on various occasions since the 1980’s. Mr. Jagelid graduated from PHF, Goteborg, Sweden with a Bachelor’s Degree in Finance and obtained the equivalent of a Master’s Degree in Civil and Mechanical Engineering. Mr. Jagelid is fluent in Swedish, English and the Scandinavian languages and is conversational in German.

Warren L. Traver.  Mr. Traver has been instrumental in restructuring the Company and has become part of the management team with responsibilities including mergers, acquisitions and legal matters. In addition to serving as a director of the Company, Mr. Traver has been engaged in the private practice of law with emphasis in corporate finance and securities regulation since 1970. Mr. Traver received a B.A. degree from the University of the South and a J.D. from Mercer University.  Mr. Traver is a member of the State Bar of Georgia and the Florida Bar.

There are no family relationships among any of the officers or directors of the Company.

None of the above directors and executive officers have been involved in any legal proceedings as listed in Regulation S-B, Section 228.401(d).

Board Of Directors

Our board currently consists of two directors. The current directors are Mr. Jagelid and Mr. Traver.  Our directors hold office until the next annual meeting of the shareholders and until their successor(s) have been duly elected or qualified.

There have been no material changes to the procedures by which security holders may recommend nominees to the board of directors.

Board Committees

We do not currently have an audit committee, or any other committee.  Further, our board does not have an audit committee financial expert, and neither of our two directors would qualify as an audit committee financial expert, as defined by SEC regulations, because they lack the necessary qualifications. After we complete a reverse merger, we expect that the Company will seek a candidate to serve in this role.

Section 16(a) Compliance

The members of the Company’s Board of Directors, its executive officers and holders of 10% or more of its outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (1) the copies of Section 16(a) reports that the Company received from such persons for transactions in the common stock and their common stock holdings for the fiscal year ended December 31, 2004, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period.  The Company believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than 10% shareholders, except as described herein.

•

Mr. Jagelid failed to file a Form 4 reporting the granting of a stock option for 1,000,000 shares of the common stock of the Company on January 4, 2004.

{A0042073.DOC}

•

Mr. C. Mickle Moye failed to timely file a Form 4 reporting the granting of a stock option for 500,000 shares of the common stock of the Company on January 4, 2004.

•

On August 30, 2004, the Company and Red Alert entered into a Share Exchange Agreement, pursuant to which Mr. Moye resigned as a director, Mr. Jagelid resigned as an officer, and the following persons were appointed to the following positions: Timothy A. Holly (Chairman of the Board, President and Chief Executive Officer), James P. Brown (Executive Vice President, Chief Operating Officer, Director), William H. Swift (Executive Vice President, Director), Jerome C. Irons (Executive Vice President, Chief Information Security Officer, Director), Roel P. Verseveldt (Executive Vice President, Director), Cecil P. Brown (Executive Vice President, Director), Dwight D. Ellison (Director), and Nicholas J. Coolidge (Director).  None of these individuals filed a Form 3 reporting their status as officers, directors or ten percent shareholders as of August 30, 2004.

Code of Ethics

Prior management of the Company adopted a Code of Ethics, which is set forth in a Form 8-K filed with the Securities & Exchange Commission on April 1, 2005.  We will provide a copy of the Code of Ethics without charge upon written request directed to the Company, Attn: Secretary, 4545 Wieuca Road, Bldg 2, Atlanta, Georgia 30342.

ITEM 10. EXECUTIVE COMPENSATION.

No executive officer, director or other individual received compensation of more than $100,000 for the prior fiscal year.

Name and Principal Position	Year	Salary $	Options awards ($)	All Other Compensation ($)

Kjell Jagelid, President (1)	2004	0	0	5,000
	2003	0	0	12,000
	2002	0	0	153,700

Elmer Lunde, Treasurer (2)	2004	0	0	0
	2003	0	0	0
	2002	125,000	0	0

Tim Holly (3)	2004	0	0	0
	2003	0	0	0
	2002	0	0	0

(1)

Mr. Jagelid was elected President, Chief Executive Officer and Director in December 2000 and resigned as President and Chief Executive Officer in September 2004.  Mr. Jagelid was reappointed President and Chief Executive Officer in January 2006.  Mr. Jagelid’s other compensation for 2002 consisted primarily of professional fees for his negotiation of the sale of the Company’s Norwegian subsidiary.  Mr. Jagelid’s other compensation for 2003 and 2004 consisted of director’s fees.

(2)

Mr. Lunde resigned his position in July 2002, upon the sale of the Company’s Norwegian

{A0042073.DOC}

subsidiary.

(3)

Mr. Holly was appointed President and Director in August 2004, and resigned in January 2006.

The Company did not make any award to any executive officer under any long-term incentive plan in the last fiscal year.  The Company did not reprice any options or stock appreciation rights during the last fiscal year.

The Company does not have any contract, agreement, plan or arrangement with any of the named executive officers providing for the payment of retirement benefits, or any payment(s) to the named executive officer following his resignation, retirement or other termination, or a change of control or a change in the executive officer’s responsibilities following a change of control.

{A0042073.DOC}

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information concerning all unexercised options, unvested stock awards, and equity incentive plan awards for each named executive officer as of December 31, 2004.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Exercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kjell I. Jagelid	1,731,115	--	--	$0.05	5/20/13	--	--	--	--
Kjell I. Jagelid	1,000,000	--	--	$0.35	1/10/14	--	--	--	--

(1) Mr. Jagelid voluntarily cancelled all options held by him in 2007.

17{A0042073.DOC}

Director Compensation

The following table sets forth information concerning the compensation of directors during the fiscal year ended December 31, 2004:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Kjell I. Jagelid (1)	$5,000	--	$0	--	--	--
C. Mickle Moye (1)	$9,000	--	$0	--	--	--

(1)

On January 10, 2004, Mr. Jagelid and Mr. Moye received options to purchase 1,000,000 shares and 500,000 shares of common stock, respectively, for $0.35 per share.  The options had a term of 10 years.  The Company did not record any expense in connection with the issuance of the options under accounting rules in effect at the time.

(2)

Prior to the Red Alert transaction on August 30, 2004, the Company’s policy was to pay outside directors $1,500 per month for monthly meetings. Other directors received no cash remuneration for serving on the Board of Directors but are reimbursed for reasonable expenses incurred by them in attending Board and Committee meetings.  Since August 30, 2004, our Company does not have a compensation policy for directors.

Employment Agreements

As of December 31, 2004, we did not have employment agreements with any of our executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information about the beneficial ownership of our common stock as of October 31, 2007, for:

(i) each person who beneficially owns more than five percent of our common stock;

(ii) each of our directors;

(iii) the named executive officers; and

(iv) all directors and executive officers as a group.

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date of this report. Except as otherwise

18{A0042073.DOC}

indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Class (1)
Kjell I. Jagelid (2) 140 South Falcon Bluff Alpharetta, Georgia 30022	12,896,500	44.4%

Elmer Lunde (3) Roaldsoyveien 44 4085 Hundvag Norway	2,069,779	7.1%

Warren L. Traver (4) 4545 Wieuca Rd., Building 2 Atlanta, Georgia 30342	367,500	1.0%

All Officers and Directors as a Group	13,264,000	45.7%

(1)

Based upon 29,026,929 shares issued and outstanding as of October 31, 2007.

(2)

Mr. Jagelid’s ownership consists of 3,596,500 shares of common stock owned outright, and 9,300,000 shares held by an entity that has agreed to resell the shares back to the Company for $15,000.

(3)

Mr. Lunde’s ownership consists of 314,779 shares of common stock owned outright, and 1,755,000 shares owned by Montain Sebring General Holding, S.A., which he controls.

(4)

Mr. Traver’s shares consist of 367,500 shares owned by the Traver Family Trust, of which he is trustee, and of which he has sole voting and dispositive power.

Equity Compensation Plan Information

In November 1999, the Company’s board of directors approved a stock based compensation plan (“Plan”) under which shares or options can be granted to employees, directors and consultants. The Plan reserved for issuance 1,923,600 shares of the Company’s common stock for its employees, directors and consultants. In July 2003, the Board of Directors approved an amendment to the Plan to reserve up to 20% of the total outstanding shares. The Company accounted for the cost of all options issued under the Plan using the intrinsic value method of accounting prescribed by APB Opinion No. 25 “Accounting for Stock Issued to Employees.”

The following table presents the summary information relative to the Company’s equity compensation plan as of December 31, 2004:

{A0042073.DOC}

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	5,712,229	0.17	1,962,165

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the last two years from the date of this report, the Company has engaged in the following related transactions as described in Item 404 of Regulation S-B:

From time to time, Mr. Jagelid has paid bills on behalf of the Company.  Any funds advanced by Mr. Jagelid constitute unsecured demand loans that do not bear interest.  As of October 31, 2007, the amount advanced by Mr. Jagelid during the last two years was $47,626.45.  In addition, as of October 31, 2007, Mr. Jagelid was owed $6,420.26 for expenses incurred by him in 2004.

As of October 31, 2007, the Company was indebted to Mr. Jagelid in the amount of $30,000 for overpayments made by him in 2004 on a note payable by him in the original principle amount of $560,000.

In 2005, Mr. Jagelid purchased 9,300,000 shares of common stock originally issued to Probity Investigations, Inc. on December 5, 2003 in connection with the Company’s purchase of Remote Business Management, LLC.  The purchase price was $15,000.  In connection with the rescission of the transaction, Mr. Jagelid agreed to surrender the shares for cancellation in return for reimbursement of the purchase price for the shares.

In 2004, Mr. Jagelid advanced the Company $30,000.  The advance is unsecured and does not bear interest.

Director Independence

The Company has two directors, Kjell I. Jagelid and Warren L. Traver, neither of which is independent.  The Company does not have any committees, and Messrs. Jagelid and Traver perform the functions of an audit, nominating and/or compensation committee.

PART IV

ITEM 13. EXHIBITS.

{A0042073.DOC}

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2004 and 2003, we retained Miller, Ray & Houser, LLP and Connolly, Grady and Cha, P.C., respectively, as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10-QSB's is $6,667 (based on $20,000 for 2004, 2005 and 2006).  The aggregate fees billed for the fiscal year ended December 31, 2003 for professional services rendered by the principal accountant for the audit of our annual financial statements was $52,390.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2004 and 2003 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

{A0042073.DOC}

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Simex Technologies, Inc.
Dated: November 19, 2007	/s/ Kjell I. Jagelid
Kjell I. Jagelid, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Dated: November 19, 2007	/s/ Kjell I. Jagelid
Kjell I. Jagelid, Chairman and Chief Executive Officer (Principle Executive Officer and Principle Financial Officer)

Dated: November 19, 2007	/s/ Warren L. Traver
Warren L. Traver, Director

{A0042073.DOC}

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2.1	Plan of Merger (1)
2.2	Exchange Agreement with Probity Investigations, Inc. (2)
2.3	First Amendment to Exchange Agreement with Probity Investigations, Inc. (3)
2.4	Amended and Restated Agreement and Plan of Share Exchange between the Company and Red Alert Group, Inc. (4)
2.5	Agreement and Plan of Merger between Simex Technologies, Inc., Simex CT Acquisition Corp., and College Tonight, Inc. (5)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Designation of Series A Voting Convertible Preferred Stock (4)
4.1	Form of Common Stock Certificate of the Company (1)
10.1	Mutual Rescission Agreement with Probity Investigations, Inc. executed in February 2007 (6)
10.2	Mutual Rescission Agreement with Probity Investigations, Inc. executed in August 2007 (6)
10.3	Mutual Rescission Agreement with Red Alert Group, Inc. dated January 6, 2006 (6)
10.4	Modification to Mutual Rescission Agreement with Red Alert Group, Inc. dated December 21, 2006 (6)
11**	Statement re: computation of earnings per share
22*	List of subsidiaries
23*	Consent of Connolly, Grady & Cha, P.C.
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

{A0042073.DOC}

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

(3) Incorporated by reference from our Current Report on Form 8-K dated December 5, 2003, and, filed with the Commission on December 5, 2003.

(4) Incorporated by reference from our Current Report on Form 8-K dated August 19, 2004, and, filed with the Commission on September 3, 2004.

(5) Incorporated by reference from our Current Report on Form 8-K dated October 12, 2007, and, filed with the Commission on October 18, 2007.

(6) Incorporated by reference from our Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2004, filed with the Commission on November 14, 2007.

{A0042073.DOC}

EXHIBIT A

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

F-1

{A0042073.DOC}

F-2

{A0042073.DOC}

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Stockholders of Simex Technologies, Inc. and Subsidiaries

4545 Wieuca Road Bldg 2

Atlanta, Georgia 30342

We were engaged to audit the accompanying consolidated balance sheet of Simex Technologies, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, retained earnings, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.

Substantially all of the Company’s consolidated subsidiaries’ books of original entry; the general and subsidiary ledgers; related account manuals; records such as work sheets and spreadsheets, computations, and reconciliations; as well as substantially all corroborating evidence in support of the subsidiaries’ financial statements could not be located.  The records that remain are not sufficient to permit the application of auditing procedures that would be adequate for us to express an opinion on the accompanying consolidated financial statements.

Since the Company was not able to provide evidence or corroborating evidence in support of the subsidiaries’ financial statements and we were not able to apply other auditing procedures to satisfy ourselves as to whether the subsidiaries’ financial statements are presented in accordance with generally accepted accounting principles, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the consolidated financial statements referred to in the first paragraph.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

November 11, 2007

F-3

{A0042073.DOC}

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2004

(in thousands)

ASSETS

Total Assets	0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	312
Accrued expenses	2
Note payable	60
Officer advance	30
Total current liabilities	404

Shareholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 3,905 shares authorized and issued with no shares outstanding (note 6)	--
Common stock, $.001 par value. Authorized 50,000 shares; 38,372 shares issued and outstanding (note 6)	38
Additional paid-in capital	10,903
Accumulated deficit	(11,249)
Treasury stock, 510 shares at cost	(96)
Total shareholders’ equity	(404)
Total liabilities and shareholders’ equity	0

See accompanying notes to consolidated financial statements.

F-4

{A0042073.DOC}

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

	2004	2003

Revenues	$ -	$ 53
Cost of goods sold	-	29
Gross Profit	-	24

Selling, general and administrative expenses	1,183	456

Net loss from continuing operations before other income (expense) and income taxes	(1,183)	(432)

Other income (expense)
Interest expense	(3)	-
Interest income	-	3
Loss from disposal of subsidiaries	(514)	-
Net other income (expense)	(517)	3

Net loss from continuing operations before income taxes	(1,700)	(429)

Income taxes	-	-

Net loss from continuing operations	(1,700)	(429)

Discontinued operations (see note 2)
Net loss from discontinued operations net of income taxes	(55)	-

Net Loss	($ 1,755)	($ 429)

Loss per common share	($ 0.05)	($ 0.02)

See accompanying notes to consolidated financial statements.

F-1

{A0042073.DOC}

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2004	2003
Cash flows from operating activities
Net Loss from continuing operations	($ 1,700)	($ 429)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	654	-
Changes in operating assets and liabilities
(Increase) decrease in:
Accounts receivable	-	(45)
Inventories	-	24
Prepaid expenses and other current assets	-	1
Increase (decrease) in:
Officer advance	30
Accounts payable	273	15
Accrued expenses	2	-
Net cash used in operating activities	(741)	(434)

Cash flows from investing activities
Decrease (increase) in amounts due from affiliates	220	(227)
Disposal of Remote Business, Inc.	561	-
Net cash provided by (used in) investing activities	781	(227)

Cash flows from financing activities
Net cash used by discontinued operations	(55)
Proceeds of notes payable	60	-
Purchase of treasury stock	(65)	-
Net cash provided by financing activities	(60)	-

Net change in cash and cash equivalents	(20)	(661)
Cash and cash equivalents at beginning of period	20	681
Cash and cash equivalents at end of period	$ 0	$ 20

Supplemental disclosure of cash flows information
Cash paid for interest – continued operations	-	-
Cash paid for taxes – continued operations	-	-
Cash paid for interest – discontinued operations	-	-
Cash paid for taxes – discontinued operations	-	-
Common stock issued for inventory	-	550
Common stock issued for services	654	-

See accompanying notes to consolidated financial statements.

F-2

{A0042073.DOC}

SIMEX TECHNOLOGIES INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholder's Equity

Balance at 12/31/02	16,656	$ 17	$ 9,720	($ 9,065)	($ 30)	$ 642

Purchase of business	16,000	16	534	-		550
Exercise of options	775	-	-	-		-
Net loss	-	-	-	(429)		(429)

Balance at 12/31/03	33,340	33	10,254	(9,494)	(30)	763

Shares issued services	5,032	5	649			654
Shares repurchased	-				(66)	(66)
Net loss	-			(1,755)		(1,755)
Balance at 12/31/04	38,372	$ 38	$ 10,903	($ 11,249)	($ 96)	($ 404)

See accompanying notes to consolidated financial statements.

F-1

{A0042073.DOC}

SIMEX TECHNOLOGIES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES.

(A)

DESCRIPTION OF BUSINESS.

SIMEX Technologies, Inc. and subsidiaries (collectively, the “Company”) was engaged at December 31, 2003 in the design, installation, servicing and monitoring of digital surveillance security systems for business and industry, through its acquisition of Remote Business, Inc. (“RBI”) on December 5, 2003 from Probity Investigations, Inc. (“Probity”).  Prior to that date, and after the Company sold its two operating subsidiaries in 2002, the Company had no operating activities.

On August 31, 2004, the Company entered into a Memorandum of Understanding to rescind the purchase of RBI.  Pursuant to the Memorandum of Understanding, Probity took over ownership and management of RBI on September 7, 2004.  The Company and Probity entered into a Mutual Rescission Agreement in February 2007 to memorialize Probity’s takeover of ownership and management of RBI in September 2004.

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

Since the termination of operations at SDS on August 3, 2004 and the disposal of RBI in September 2004, the Company has been a public company with no operating activities.  The Company’s operating activities in 2004 are reported as discontinued operations (see Note 2).

(B)

PRINCIPLES OF CONSOLIDATION.

The consolidated financial statements include the accounts of SIMEX Technologies, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(C)

CASH EQUIVALENTS.

Cash and cash equivalents consist of cash and money market accounts. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(D)

GOODWILL.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be

{A0042073.DOC}

amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. The Company did not have any goodwill in 2003 or 2004.

(E)

IMPAIRMENT OF LONG-LIVED ASSETS AND DISPOSAL OF LONG-LIVED ASSETS.

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

INCOME TAXES.

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

(G)

RESEARCH AND DEVELOPMENT, AND ADVERTISING.

There are no research, development or advertising costs for 2003 or 2004.

(H)

COMPREHENSIVE INCOME.

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

(I)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT.

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

{A0042073.DOC}

(J)

EARNINGS PER SHARE.

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

USE OF ESTIMATES.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)

DISCONTINUED OPERATIONS.

In August 2004, SDS breached its obligations under the marketing agreement, and as a result Structured Data terminated SDS’s rights thereunder by a notice dated August 3, 2004.  SDS ceased operations shortly thereafter.

On August 31, 2004, the Company entered into a Memorandum of Understanding to rescind the purchase of RBI.  Pursuant to the Memorandum of Understanding, Probity took over ownership and management of RBI on September 7, 2004.  The Company and Probity entered into a Mutual Rescission Agreement in February 2007 to memorialize Probity’s takeover of ownership and management of RBI in September 2004.

The Company's operations at SDS and RBI have been classified as discontinued operations. Unless otherwise indicated, information presented in the notes to the financial statements relates only to the Company’s continuing operations.

(3)

RELATED PARTY TRANSACTIONS.

Associated with the search for an acquisition or merger candidate, the Company entered into a consulting agreement with a former officer of the Company. Under the agreement, the Company paid the former officer $10,000 per month for the three month period January through March of 2003 to assist the Company in locating a suitable acquisition or merger candidate. If an acquisition or merger had been consummated, the former officer would have also received 500,000 shares of the Company’s common stock.

In conjunction with the May 20, 2003, reverse acquisition agreement with Probity (Note 8), the Company had advanced Probity approximately $530,000 as of December 31, 2003. Included in the $530,000 advances were separate notes in the amounts of $262,000 and $137,000, which matured as of June 25, 2003. These notes are collateralized by inventory and carry interest at 10% per annum. Additional loans in the amount of $131,000, made prior to December 31, 2003 are unsecured and not subject to interest.

{A0042073.DOC}

The Company subsequently exchanged its notes and loans receivable, which totaled $560,000 as of the date of the exchange, for inventory of Kyros, which consisted of video monitoring equipment purchased by Kyros from Wooju Communications Co., Ltd. (“Wooju”), a South Korean manufacturing company and a member of Kyros. At the request of Wooju, the equipment was immediately sold, on behalf of Simex, to Kjell Jagelid and Montain Sebring Generale Holding, S.A., a Luxembourg company related to the Company’s CEO, Kjell Jagelid, for $560,000, for further sale, in the amount of $560,000, by Kjell Jagelid and Montain Sebring Generale Holding, S.A. to Wooju. The Company received from Kjell Jagelid and Montain Sebring Generale Holding, S.A., a partial payment on the sale of $112,000 on September 11, 2003. Additional amounts totaling $448,000 were paid by Wooju to Kjell Jagelid and Montain Sebring Generale Holding, S.A. between the transaction date and December 31, 2003, to be held by Kjell Jagelid and Montain Sebring Generale Holding, S.A. as agent for the Company. A total of $255,000 of these additional proceeds have been remitted to the Company by Kjell Jagelid and Montain Sebring Generale Holding, S.A. during the fourth quarter of 2003, and a balance of $193,000 remains held at December 31, 2003 for the Company by Kjell Jagelid and Montain Sebring General Holding, S.A.  The balance was repaid in 2004.

In conjunction with the acquisition of RBI, the Company advanced $35,000 to Remote Business Management, LLC to assist in meeting its short-term capital needs. After the acquisition of RBI from Probity on December 5, 2003, Probity continued to provide operational support to the Company. Included in amounts due from affiliates at December 31, 2003 is $35,000 due from Probity less $8,000 for operational support.

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

From time to time, Kjell I. Jagelid, the Company’s chief executive officer, has paid bills on behalf of the Company.  Any funds advanced by Mr. Jagelid constitute unsecured demand loans that do not bear interest.  As of December 31, 2004, Mr. Jagelid was owed $6,420 for expenses incurred by him in 2004.

In 2004, Mr. Jagelid advanced the Company $30,000.  The advance is unsecured and does not bear interest.

(4)

NOTES PAYABLE.

At December 31, 2004, note payable consists of a note in the original principal amount of $60,000 dated August 17, 2004.  The note is unsecured, bears interest at 7% per annum until maturity and 12% per annum after maturity.   The note matured on October 15, 2004.  Because the funds were borrowed pursuant to a proposed transaction with Red Alert which was later rescinded, Red Alert agreed to assume responsibility for payment of the note, and has indemnified the Company from liability on the note.

{A0042073.DOC}

(5)

INCOME TAXES.

Income taxes attributable to loss from continuing operations for the years ended December 31, 2004 and 2003 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

	2004	2003

Computed “expected” tax benefit	($ 597)	($ 146)

Increase in income taxes resulting from increase in valuation allowance for deferred tax assets	597	146
	$ 0	$ 0

The Company has deferred tax assets as of December 31, 2004 and 2003 consisting of various income tax attributes (including net operating loss, capital loss and/or foreign tax credit carryforwards) which are fully offset by a deferred tax valuation allowance. These income tax carryforwards expire in varying amounts and years from 2004 to 2023. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the event of a change of control of the Company, these deferred income tax assets are subject to limitations and are expected to be significantly reduced.

(6)

COMMON STOCK, OPTIONS AND WARRANTS.

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

The amendment to the Certificate of Incorporation was approved by the Board of Directors and a majority of the stockholders of the Company.  However, the amendment was not filed because the Company did not file a definitive Schedule 14C Information Statement with the Securities and Exchange Commission.  Subsequently, the Company determined that the issue of the shares

{A0042073.DOC}

of Series A Preferred Stock to the shareholders of Red Alert would not be exempt from registration under the Securities Act.  As a result, for that reason and others, the Company never issued any shares of Series A Preferred Stock to the shareholders of Red Alert, and formally rescinded and terminated the Exchange Agreement on January 6, 2006.  As of December 31, 2004, and the date of this report, there were no shares of Series A Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 37,871,969 shares were issued and outstanding as of December 31, 2004.

During the year ended December 31, 2004, the Company issued 5,031,666 shares of common stock for services rendered, or to be rendered. The shares were valued at $0.13 per share, which was the market price of the common stock on the date of issuance.  The shares were registered under the Securities Act of 1933 pursuant to a registration statement on Form S-8 that was filed with the Securities & Exchange Commission on September 7, 2004.

During the year ended December 31, 2004, the Company reacquired 500,000 shares of common stock from Probity in connection with the return of RBI to Probity.  The reacquired shares were valued at $0.13 per share, which was the market price of the common stock on the date of the reacquisition.

Common Stock Options

In November 1999, the Company’s Board of Directors approved a stock option plan, which reserves for issuance 10% of the outstanding shares of the Company’s common stock for its employees, directors and consultants. In July 2003, the Board of Directors also approved an amendment to the stock option plan to reserve up to 20% of the total outstanding shares.

On May 20, 2003, the Company entered into Stock Option Agreements with certain of its officers, directors and consultants, and issued options to purchase 6,499,287 shares in connection with the original acquisition of Probity. Options issued pursuant to these Agreements were exercisable for a period of 10 years from the date of issuance, at $.05 per share. The Agreements were restated on July 25, 2003, and restated again on September 15, 2003, in connection with the rescission of the Probity acquisition transaction. These restatements resulted in the following option agreements:

Name	Title	Number of Options

C. Mickle Moye	Chairman of the Board of Directors	865,557
Kjell I. Jagelid	Chief Executive Officer and Director	1,731,115
Scott Demerau*	Director	865,557
Arnold E. Johns	Consultant	865,557
	Total:	4,327,786

*Mr. Demerau exercised his options on December 5, 2003.

On January 10, 2004, the Board of Directors resolved to award options to its Officers, Directors and consultants, as follows:

{A0042073.DOC}

Name	Title	Number of Options

Kjell I. Jagelid	Chief Executive Officer and Director	1,000,000
C. Mickle Moye	Chairman of the Board of Directors	500,000
Arnold E. Johns	Consultant	500,000
Fred J. Griffin	Consultant	250,000
	Total:	2,250,000

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

The following table presents the status of the Company’s stock option plan for the years ended December 31, 2004 and 2003.

Outstanding at December 31, 2002	-
Granted	4,327,786
Exercised	865,557
Forfeited or Cancelled	-
Outstanding at December 31, 2003	3,462,229
Granted	2,250,000
Exercised	-
Forfeited or Cancelled	-
Outstanding at December 31, 2004	5,712,229

{A0042073.DOC}

(7)

LOSS PER SHARE.

The Company applies the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the years ended December 31, 2004 and 2003, the dilutive effect of 5,712,229 and 3,462,239 options, respectively, which comprise common stock equivalents for the years ended December 31, 2004 and 2003, has not been presented because their effect would have been anti-dilutive.  The Company’s weighted average shares outstanding utilized for both basic and diluted per share computations for 2004 and 2003 was 38,892,967 and 17,806,000, respectively.

(8)

ACQUISITIONS.

Remote Business, Inc. Acquisition and Divestiture

Effective as of May 20, 2003, the Company completed a reverse acquisition subject to certain terms to be complied with after May 20, 2003, under which it acquired all of the outstanding stock of Probity and correspondingly ownership of Probity’s wholly owned subsidiaries, Kyros, LLC (“Kyros”) and Remote Business Management, LLC (“RBM”).  Under the terms of the reverse acquisition, a share exchange transaction occurred with the shareholders of Probity, which resulted in a change in the control of the ownership of Simex, with the shareholders of Probity becoming the controlling group.

On September 18, 2003, Simex executed a Mutual Rescission Agreement (the “Rescission Agreement”) whereby it agreed with the Probity Shareholders to mutually rescind the May 20, 2003 reverse acquisition of Probity and return all parties to there respective positions as they existed prior to May 20, 2003. The basis for the Rescission Agreement was that Probity had not fulfilled all of its requirements under the May 20, 2003, reverse acquisition agreement. As a result of the Rescission Agreement, the financial presentation in this Form 10-KSB for the year ended December 31, 2003, does not include the balance sheet positions of Probity as of December 31, 2003 or the operating results of Probity for any period presented in this Form 10-KSB. The only evidence of the reverse acquisition with Probity is represented by loans made by the Company to Probity, which are included on the Company’s December 31, 2003 balance sheet of $35,000 in amounts due from affiliates. For financial statement presentation, the May 20, 2003, reverse acquisition agreement is treated as if it were not executed.

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

Supplemental pro-forma disclosures of the results of operations for the years ended December 31, 2003 and 2002, as though the acquisition of RBI had been completed as of January 1, 2002 are as follows:

{A0042073.DOC}

	2003	2002

Revenue	$ 631	$ 676
Net Loss	(392)	(4,665)
Diluted Loss per Share*	($ 0.01)	($ 0.14)

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

Simex Data Systems, Inc.

Effective January 16, 2004, SDS, a wholly-owned subsidiary of the Company, entered into a marketing agreement with Structured Data.  Structured Data was a value-added reseller of computer hardware and software. Under the marketing agreement, SDS marketed products sold by Structured Data.  In August 2004, SDS breached its obligations under the marketing agreement, and as a result Structured Data terminated SDS’s rights thereunder by a notice dated August 3, 2004.  SDS ceased operations shortly thereafter.

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

The Company subsequently determined that it could not acquire Red Alert by the issuance of its shares of Series A Preferred Stock in compliance with federal securities laws due to the size, nature and composition of the shareholders of Red Alert.  As a consequence, the Company never issued any shares of Series A Preferred Stock to the shareholders of Red Alert, and therefore never completed the acquisition of Red Alert. On January 6, 2006, the Company and Red Alert entered into a Mutual Rescission Agreement, under which they mutually terminated the Agreement and Plan of Share Exchange.  In connection with the Mutual Rescission Agreement,

{A0042073.DOC}

Kiell I. Jagelid, and certain other majority shareholders, removed all designees of Red Alert to the board of directors of the Company, and appointed Mr. Jagelid and Warren L. Traver directors of the Company.

(9)

FAIR VALUE OF FINANCIAL INSTRUMENTS.

The carrying amounts for cash, trade accounts receivable, amounts due from affiliates and accounts payable approximate fair value because of the short maturity of these instruments.

(10)

MANAGEMENT’S PLANS.

As of December 31, 2004, the Company was not engage in active operations, had no assets, and substantial current liabilities.  The Company’s plan is to settle its liabilities and find a suitable reverse merger candidate.

(11)

COMMITMENTS AND CONTINGENCIES.

On September 9, 2004, the Company entered into a lease agreement with Piedmont Center 15, LLC, which provided for monthly lease payments of $17,340.  As a result of the nonpayment of lease payments, Piedmont Center 15, LLC terminated the lease and sued the Company for amounts due under the lease agreement.  On December 14, 2004, Piedmont Center 15, LLC obtain a judgment against the Company for $102,664.45 for amounts due by the Company under an office lease dated September 9, 2004.

On February 5, 2007, the Company and Piedmont Center 15, LLC entered into a Compromise and Settlement Agreement, under which the Company paid Piedmont Center 15, LLC $25,000 in full settlement and satisfaction of any liability to Piedmont Center 15, LLC, including under the judgment entered on December 14, 2004.

 (12)

SUBSEQUENT EVENTS.

On January 6, 2006, the Company and Red Alert entered into a Mutual Rescission Agreement, under which the parties mutually terminated the Agreement and Plan of Share Exchange dated August 27, 2004.  In connection with the Mutual Rescission Agreement, Kiell I. Jagelid, and certain other majority shareholders, removed all designees of Red Alert to the board of directors of the Company, and appointed Mr. Jagelid and Warren L. Traver directors of the Company.  In December 2006, the Agreement was amended to provide, among things, for Red Alert would indemnify and hold the Company harmless against any claim or liability arising out of a note issued on August 17, 2004 for $60,000 to pay for certain costs associated with the proposed acquisition of Red Alert by the Company.

The Company received loans from third parties in the following amounts on the following dates:

Date	Amount
December 13, 2006	$75,000
February 7, 2007	$42,000
April 2, 2007	$35,000
June 11, 2007	$25,000
June 14, 2007	$25,000

{A0042073.DOC}

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

On December 11, 2006, the Company and the following persons agreed to the cancellation of the following options:

Kjell Jagelid	2,731,115
C. Mickle Moye	1,365,557
Arnold E. Johns	1,365,557
Fred J. Griffin	250,000

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

{A0042073.DOC}

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

In 2006 and 2007, the Company has reached agreements with substantially all of its creditors to release or settle their claims against the Company.

{A0042073.DOC}