Form 10QSB
period 2005-03-31
SIMEX TECHNOLOGIES INC
filed 2007-11-20
CIK 1089499

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2005

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

Item 1. Financial Statements

SIMEX TECHNOLOGIES INC.

CONDENSED BALANCE SHEET

(unaudited)

(in thousands)

ASSETS	March 31, 2005

Total Assets	0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	311
Accrued expenses	4
Note payable	60
Officer Advance	30
Total current liabilities	405

Shareholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 3,905 shares authorized and issued with no shares outstanding (note 4)	--
Common stock, $.001 par value. Authorized 50,000 shares; 38,372 shares issued and outstanding (note 4)	38
Additional paid-in capital	10,903
Accumulated deficit	(11,250)
Treasury stock, 510 shares at cost	(96)
Total shareholders’ equity	(405)
Total liabilities and shareholders’ equity	0

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended March 31
	2005	2004
	(unconsolidated)	(consolidated)

Revenues	$ -	$ 968
Cost of goods sold	-	752
Gross Profit	-	216

Selling, general and administrative expenses	0	316

Net loss from continuing operations before other income (expense) and income taxes	(0)	(100)

Other income (expense)
Interest Expense	(2)	-
Net other income (expense)	(2)	-

Net loss before income taxes	(2)	(100)

Income taxes	-	-

Net Loss	($ 2)	($ 100)

Loss per common share	($ 0.00)	($ 0.01)

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	2005	2004
	(unconsolidated)	(consolidated)
Cash flows from operating activities
Loss from operations	($ 2)	($ 100)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	-	(124)
Inventories	-	55
Accounts payable and accrued expenses	2	62
Net cash used in operating activities	0	(107)

Cash flows from investing activities
Collection on notes and loans receivable, net	-	142
Net cash provided by (used in) investing activities	-	142

Cash flows from financing activities
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	0	35
Cash and cash equivalents at beginning of period	0	20
Cash and cash equivalents at end of period	$ 0	$ 55

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest – continuing operations	-	-
Interest – discontinued operations	-	-
Income taxes – continuing operations	-	-
Income taxes – discontinued operations	-	-

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

Note 1: Basis of Presentation; History.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC's instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2005 and for all periods presented. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim financial statements should be read in conjunction with the Company’s 2004 financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. Disclosures contained in that document have been omitted. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

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

The Company subsequently determined that it could not acquire Red Alert by the issuance of its shares of Series A Preferred Stock in compliance with federal securities laws due to the size, nature and composition of the shareholders of Red Alert.  As a consequence, the Company never issued any shares of Series A Preferred Stock to the shareholders of Red Alert, and therefore never completed the acquisition of Red Alert. On January 6, 2006, the Company and Red Alert entered into a Mutual Rescission Agreement, under which they mutually terminated the Agreement and Plan of Share Exchange.  In connection with the Mutual Rescission Agreement, Kjell I. Jagelid and other shareholders holding a majority of shares, removed all of the designees of Red Alert on the board of directors of the Company resigned, and appointed Mr. Jagelid and Warren L. Traver directors of the Company.

Current Business of Company

Since the disposal of RBI in September 2004 and the termination of operations at SDS on August 3, 2004, the Company has been a public company with no operating activities.

Note 2: Summary of Significant Accounting Policies

Nature of Operations

During the quarter ended March 31, 2005, the Company was not engaged in active operations.

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

The net loss per share computations for March 31, 2005 and 2004 reflects 37,861,969 and 33,340,303 shares of outstanding common stock, respectively.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Because there was a net loss for both periods presented, the effect of common stock equivalents was not considered in computing diluted loss per share, since the effect would have been anti-dilutive.

Note 3:  Notes Payable

At March 31, 2005, note payable consists of a note in the original principal amount of $60,000 dated August 17, 2004.  The note is unsecured, bears interest at 7% per annum until maturity and 12% per annum after maturity.   The note matured on October 15, 2004.  Because the funds were borrowed pursuant to a proposed transaction with Red Alert which was later rescinded, Red Alert agreed to assume responsibility for payment of the note, and has indemnified the Company from liability on the note.

Note 4: Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such rights and preferences that the board of directors may determine from time to time.  The board has authorized the issuance of 3,905,253 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock would be convertible into thirty (30) shares of the Company's common stock upon the filing of an amendment to the Company's Certificate of Incorporation, which increases the authorized common stock of the Company to 500,000,000 shares. Each share of Series A Preferred Stock would be entitled to vote with the holders of the Company's common stock on all matters on which the holders of common stock are entitled to vote on an as-converted basis. Each share of Series A Preferred Stock would be entitled to any dividends declared on the common stock on an as-converted basis, and shares its liquidations rights with the common stock on an as-converted basis.  As of March 31, 2005, and the date of this report, there were no shares of Series A Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 37,861,969 shares were issued and outstanding as of March 31, 2005.

During the quarter ended March 31, 2005, the Company did not issue any shares of common stock or repurchase any outstanding shares of common stock.

Common Stock Options

During the quarter ended March 31, 2005, the Company did not issue any options or warrants. At March 31, 2005, the Company had outstanding 5,712,229 options previously issued to officers, directors and consultants.  The options are fully vested, and are exercisable for a period of 10 years at exercise prices of $0.05 to $0.35 per share.

Note 5: Income Taxes

The Company has recorded no benefit for income taxes in the accompanying financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

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

In 2007, the Company reached agreements with substantially all of its creditors to release or settle their claims against the Company.

ITEM 2. Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

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

Results of Operations

Revenues

The Company's revenues from operations in the three months ended March 31, 2005 were $0, as compared to $968 in the three months ended March 31, 2004. During the three months ended March 31, 2005, the Company did not have any operating activities.  During the three months ended March 31, 2004, the Company had operations at its RBI subsidiary and its SDS subsidiary.  The Company’s revenues in the three months ended March 31, 2005 are not indicative of the amount that will be realized in future periods.

Selling, General and Administrative Expenses

The Company incurred selling, general and administrative expenses of $0 in the three months ended March 31, 2005, as compared to $316 in the three months ended March 31, 2004. The substantial decrease in selling, general and administrative expenses was the result of the disposal of all operating activities later in 2004.

Net Loss

During the three months ended March 31, 2005, the Company incurred a net loss of ($2), or $(0.00) per diluted weighted-average share. During the three months ended March 31, 2004, the Company reported a net loss of ($100), or $(0.00) per diluted weighted-average share. The decrease in the net loss in 2005 as compared to 2004 was primarily due to the disposal of all operating activities in 2004.

Financial Condition, Liquidity and Capital Resources

The Company's balance sheet as of March 31, 2005 reflects no assets, current liabilities of $405, and a working capital deficit of ($405).

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.

ITEM 3. Controls and Procedures

Kjell I. Jagelid, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Mr. Jagelid evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. No evaluation was made as of March 31, 2005. In designing and evaluating our disclosure controls and procedures, he recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, he concluded that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

SIMEX TECHNOLOGIES, INC.
Date: November 20, 2007	/s/ Kjell I. Jagelid
By: Kjell I. Jagelid, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2.1	Plan of Merger (1)
2.2	Exchange Agreement with Probity Investigations, Inc. (2)
2.3	First Amendment to Exchange Agreement with Probity Investigations, Inc. (3)
2.4	Amended and Restated Agreement and Plan of Share Exchange between the Company and Red Alert Group, Inc. (4)
2.5	Agreement and Plan of Merger between Simex Technologies, Inc., Simex CT Acquisition Corp., and College Tonight, Inc. (5)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Designation of Series A Voting Convertible Preferred Stock (4)
4.1	Form of Common Stock Certificate of the Company (1)
10.1	Mutual Rescission Agreement with Probity Investigations, Inc. executed in February 2007 (6)
10.2	Mutual Rescission Agreement with Probity Investigations, Inc. executed in August 2007 (6)
10.3	Mutual Rescission Agreement with Red Alert Group, Inc. dated January 6, 2006 (6)
10.4	Modification to Mutual Rescission Agreement with Red Alert Group, Inc. dated December 21, 2006 (6)
11**	Statement re: computation of earnings per share
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3) Incorporated by reference from our Current Report on Form 8-K dated December 5, 2003, and, filed with the Commission on December 5, 2003.

(4) Incorporated by reference from our Current Report on Form 8-K dated August 19, 2004, and, filed with the Commission on September 3, 2004.

(5) Incorporated by reference from our Current Report on Form 8-K dated October 12, 2007, and, filed with the Commission on October 18, 2004.

(6) Incorporated by reference from our Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2004, filed with the Commission on November 14, 2007.