Form 10QSB
period 2005-09-30
SIMEX TECHNOLOGIES INC
filed 2007-11-20
CIK 1089499

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2005

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

Item 1. Financial Statements

SIMEX TECHNOLOGIES INC.

CONDENSED BALANCE SHEET

(unaudited)

(in thousands)

ASSETS	September 30, 2005

Total Assets	0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued expenses	8
Accounts payable	311
Note payable	60
Officer advance	30
Total current liabilities	409

Shareholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 3,905 shares authorized and issued with no shares outstanding (note 4)	--
Common stock, $.001 par value. Authorized 50,000 shares; 38,372 shares issued and outstanding (note 4)	38
Additional paid-in capital	10,903
Accumulated deficit	(11,254)
Treasury stock, 510 shares at cost	(96)
Total shareholders’ equity	(409)
Total liabilities and shareholders’ equity	0

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Revenues	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross Profit	-	-	-	-

Selling, general and administrative expenses	-	926	-	1,080

Net loss from continuing operations before other income (expense) and income taxes	-	(926)	-	(1,080)

Other income (expense)
Interest expense	(2)	(1)	(5)	(1)
Loss from disposal of subsidiaries	-	(514)	0	(514)
Net other income (expense)	(2)	(515)	(5)	(515)

Net loss from continuing operations before income taxes	(2)	(1,441)	(5)	(1,595)

Income taxes	-	-	-	-

Net loss from continuing operations	(2)	(1,441)	(5)	(1,595)

Discontinued operations (note 2)
Loss from discontinued operations net of income taxes	-	(33)	-	(55)

Net Loss	($ 2	($ 1,474)	($ 5)	($ 1,650)

Loss per common share	($ 0.00)	($ 0.04)	($ 0.00)	($ 0.04)

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	2005	2004
Cash flows from operating activities
Loss from continuing operations	($ 5)	($ 1,595)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	654
Changes in operating assets and liabilities
Increase (decrease) in:
Officer advance	-	30
Accounts payable and accrued expenses	5	171
Net cash used in operating activities	0	(740)

Cash flows from investing activities
Disposal of Remote Business, Inc.	-	561
Loss from discontinued operations		(55)
Collection on notes and loans receivable	-	220
Net cash provided by (used in) investing activities	-	726

Cash flows from financing activities
Proceeds of notes payable		60
Purchase of treasury stock		(66)
Net cash provided by financing activities		(6)

Net change in cash and cash equivalents	0	(20)
Cash and cash equivalents at beginning of period	0	20
Cash and cash equivalents at end of period	$ 0	$ 0

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest – continuing operations	-	-
Interest – discontinued operations	-	-
Income taxes – continuing operations	-	-
Income taxes – discontinued operations	-	-
Common stock issued for services	-	654

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

Note 1: Basis of Presentation; History.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC's instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2005 and for all periods presented. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim financial statements should be read in conjunction with the Company’s 2004 financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2004. Certain reclassifications have been made to the 2004 financial information to conform to the presentation in 2005. Disclosures contained in that document have been omitted. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

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

Note 2: Summary of Significant Accounting Policies

Nature of Operations

During the quarter ended September 30, 2005, the Company was not engaged in active operations.

Long Lived Assets

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

Use of Estimates

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

The net loss per share computations for September 30, 2005 and 2004 reflects 37,861,969 and 37,861,969 shares of outstanding common stock, respectively.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Because there was a net loss for both periods presented, the effect of common stock equivalents was not considered in computing diluted loss per share, since the effect would have been anti-dilutive.

Note 3:  Notes Payable

At September 30, 2005, note payable consists of a note in the original principal amount of $60,000 dated August 17, 2004.  The note is unsecured, bears interest at 7% per annum until maturity and 12% per annum after maturity.   The note matured on October 15, 2004.  Because the funds were borrowed pursuant to a proposed transaction with Red Alert which was later rescinded, Red Alert agreed to assume responsibility for payment of the note, and has indemnified the Company from liability on the note.

Note 4: Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such rights and preferences that the board of directors may determine from time to time.  The board has authorized the issuance of 3,905,253 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock would be convertible into thirty (30) shares of the Company's common stock upon the filing of an amendment to the Company's Certificate of Incorporation, which increases the authorized common stock of the Company to 500,000,000 shares. Each share of Series A Preferred Stock would be entitled to vote with the holders of the Company's common stock on all matters on which the holders of common stock are entitled to vote on an as-converted basis. Each share of Series A Preferred Stock would be entitled to any dividends declared on the common stock on an as-converted basis, and shares its liquidations rights with the common stock on an as-converted basis.  As of September 30, 2005, and the date of this report, there were no shares of Series A Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 37,861,969 shares were issued and outstanding as of September 30, 2005.

During the quarter ended September 30, 2005, the Company did not issue any shares of common stock or repurchase any outstanding shares of common stock.

Common Stock Options

During the quarter ended September 30, 2005, the Company did not issue any options or warrants. At September 30, the Company had outstanding 5,712,229 options previously issued to officers, directors and consultants. The options are fully vested, and are exercisable for a period of 10 years at exercise prices of $0.05 to $0.35 per share.

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

Results of Operations

Revenues

The Company's revenues from continuing operations in the three and nine months ended September 30, 2005 were $0, as compared to $0 in the three and nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company did not have any operating activities.  During the nine months ended September 30, 2004, the Company had operations at its RBI subsidiary and its SDS subsidiary; however, it has classified those operations as discontinued operations because they were both disposed of in the period ended September 30, 2004.  The Company’s revenues and gross profit in the nine months ended September 30, 2005 are not indicative of the amount that will be realized in future periods.

Selling, General and Administrative Expenses

The Company incurred selling, general and administrative expenses of $0 and $0 in the three and nine months ended September 30, 2005, respectively, as compared to $926 and $1,080 in the three and nine months ended September 30, 2004, respectively. The substantial decrease in selling, general and administrative expenses was the result of disposal of all operating activities in 2004.

Net Loss

During the three and nine months ended September 30, 2005, the Company incurred a net loss of ($2) and ($5), respectively.  During the three and nine months ended September 30, 2004, the Company incurred a net loss of ($1,474) and ($1,650), respectively.  The decrease in the net losses in 2005 as compared to 2004 was primarily due to the disposal of all operating activities in 2004, and a large loss incurred on the disposal of operating activities in 2004.

Financial Condition, Liquidity and Capital Resources

The Company's balance sheet as of September 30, 2005 reflects no assets, current liabilities of $409, and a working capital deficit of ($409).

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

ITEM 3. Controls and Procedures

Kjell I. Jagelid, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Mr. Jagelid evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. No evaluation was made as of September 30, 2005. In designing and evaluating our disclosure controls and procedures, he recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, he concluded that as of September 30, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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