Form 10KSB
period 2005-12-31
SIMEX TECHNOLOGIES INC
filed 2007-11-26
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ___  No X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes  ___  No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X  No  _____

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

Table of Contents

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

On August 31, 2004, the Company and Probity entered into a Memorandum of Understanding to rescind the purchase of RBI, and cancel a secured loan of $35,000 that it had previously made to Probity.  Probity agreed to return 500,000 shares of the Company’s common stock pursuant to the Memorandum of Understanding.  Pursuant to the Memorandum of Understanding, Probity took over ownership and management of RBI on September 7, 2004.  The Company and Probity entered into a Mutual Rescission Agreement in February 2007 to memorialize Probity’s takeover of ownership and management of RBI in September 2005.  The Company and Probity amended the Mutual Rescission Agreement on August 13, 2007 to provide for the cancellation of an additional 14,300,000 shares of common stock that had been issued to Probity in the original transaction and to modify the indemnity provisions thereof.

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

The Company subsequently determined that it could not acquire Red Alert by the issuance of its shares of Series A Preferred Stock in compliance with federal securities laws due to the size, nature and composition of the shareholders of Red Alert.  As a consequence, the Company never issued any shares of Series A Preferred Stock to the shareholders of Red Alert, and therefore never completed the acquisition of Red Alert. On January 6, 2006, the Company and Red Alert entered into a Mutual Rescission Agreement, under which they mutually terminated the Agreement and Plan of Share Exchange.  In connection with the Mutual Rescission Agreement, Kjell I Jagelid, and shareholders holding a majority of shares, removed all of the designees of Red Alert on the board of directors, and appointed Mr. Jagelid and Warren L. Traver directors of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2005, the Company did not submit any matters to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is registered with the United States Securities and Exchange Commission under 12(b) of the Securities Exchange Act of 1934.  Our common stock trades on the Pink Sheets under the symbol “SMXT.”  The following table summarizes the low and high prices for the Company’s common stock for the years 2005 and 2004.

	2005		2004
	High	Low	High	Low
First Quarter	0.15	0.01	n/a	n/a
Second Quarter	0.05	0.017	n/a	n/a
Third Quarter	0.02	0.015	n/a	n/a
Fourth Quarter	0.015	0.003	n/a	n/a

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

The Company did not declare any cash dividends on its Common Stock during its fiscal years ended on December 31, 2005 or 2004. The board of directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2005, the Company did not issue any shares in unregistered transactions.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2005, the Company did not repurchase any shares of its common stock.

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

Results of Operations

Revenues

The Company's revenues from operations in the year ended December 31, 2005 were $0, as compared to $0 in the year ended December 31, 2004.  During the year ended December 31, 2005, the Company did not have any operating activities.  During the year ended December 31, 2004, the Company had operations at its RBI subsidiary and its SDS subsidiary; however, it has classified those operations as discontinued operations because they were both disposed of in the year ended December 31, 2004.

Selling, General and Administrative Expenses

The Company incurred selling, general and administrative expenses of $17 in the year ended December 31, 2005, as compared to $1,184 in the year ended December 31, 2004. The substantial decrease in selling, general and administrative expenses was the result of a substantially greater level of business activity in 2004 attributable to operations at RBI and SDS and legal costs associated with the Company’s agreement to acquire Red Alert.  A substantial part of the selling, general and administrative expenses in 2004 was a non-cash expense of $654 resulting from the issuance of 5,031,666 shares of common stock for services.

Other Income (Expense)

The Company incurred other income (expense) of ($7) in the year ended December 31, 2005, as compared to ($517) in the year ended December 31, 2004.  In 2004, the other expense was largely attributable to a loss of ($514) incurred in connection with the disposal of RBI and the cessation of operations at SDS during the period.

Net Loss

During the year ended December 31, 2005, the Company incurred a net loss of ($24), or $(0.00) per diluted weighted-average share.  During the year ended December 31, 2004, the Company reported a net loss of ($1,755), or $(0.05) per diluted weighted-average share.  The decrease in net loss in 2005 as compared to 2004 was primarily due to greater general and administrative costs incurred in 2004, when the Company had operating activities, and costs incurred in connection with the acquisition Red Alert and the issuance of 5,031,666 shares of common stock for services, operating losses at RBI and SDS, and nonrecurring losses associated with the disposition of RBI and SDS.

Liquidity and Capital Resources

At December 31, 2005, we had no assets, current liabilities of $428, and a working capital deficit of ($428).

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred net operating losses through the year ended December 31, 2005. These factors create an uncertainty about the Company's ability to continue as a going concern.  The recent efforts by Company's management to raise additional operating capital were successful.  The ability of the Company to continue as a going concern is dependent on their continued success in raising capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 9, 2005, Miller Ray & Houser LLP, resigned as the Company’s independent accounts. To the knowledge of current management, during the period that Miller Ray & Houser LLP, was engaged, it expressed no disagreements on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedures, which disagreements if not resolved to Miller Ray & Houser’s satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement. The audit report of Miller Ray & Houser on the Registrant’s financial statements for the year ending 2004 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. The Company did not consult with Miller Ray & Houser LLP regarding any matters or events set forth in Item 304(a)(2)(i) and (ii)of Regulation S-B.

On August 29, 2006, the Company retained Connolly, Grady and Cha, P.C. as its independent accountants.  The Company did not consult with Connolly, Grady and Cha, P.C. with respect to any of the matters described in Item 304(a)(2)(i) and (ii)of Regulation S-B prior to its engagement.

ITEM 8A. CONTROLS AND PROCEDURES.

Kjell I. Jagelid is both our chief executive officer and our chief financial officer, and is responsible for establishing and maintaining our disclosure controls and procedures.  Mr. Jagelid evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007.  No evaluation was made as of December 31, 2005.  In designing and evaluating our disclosure controls and procedures, he recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, he concluded that as of December 31, 2005, our disclosure controls and procedures were not (1) designed to ensure that material information relating to the company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  Accordingly, Mr. Jagelid concluded that our disclosure controls and procedures as of December 31, 2005 were inadequate to ensure that information necessary to prepare and file timely reports required by the Exchange Act could be filed.

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

Below are biographies of our executive officers as of February 20, 2007:

Kjell I. Jagelid.  Director and President since December 2000. Since January 2003, Mr. Jagelid has also been chief financial officer of Skilstaf, AG in Zurich, Switzerland, which is in the employee leasing business in Europe.  Mr. Jagelid has over 20 years experience in manufacturing and construction. Mr. Jagelid invented equipment and processes used in the Company’s former post-tensioning construction segment and holds approximately fifteen patents in the manufacturing and construction industries. Mr. Jagelid has been employed by the Company on various occasions since the 1980’s. Mr. Jagelid graduated from PHF, Goteborg, Sweden with a Bachelor’s Degree in Finance and obtained the equivalent of a Master’s Degree in Civil and Mechanical Engineering. Mr. Jagelid is fluent in Swedish, English and the Scandinavian languages and is conversational in German.

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

Section 16(a) Compliance

The members of the Company’s Board of Directors, its executive officers and holders of 10% or more of its outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (1) the copies of Section 16(a) reports that the Company received from such persons for transactions in the common stock and their common stock holdings for the fiscal year ended December 31, 2005, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period.  The Company believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than 10% shareholders.

Code of Ethics

Prior management of the Company adopted a Code of Ethics, which is set forth in a Form 8-K filed with the Securities & Exchange Commission on April 1, 2005.  We will provide a copy of the Code of Ethics without charge upon written request directed to the Company, Attn: Secretary, 4545 Wieuca Road, Bldg 2, Atlanta, Georgia 30342.

ITEM 10. EXECUTIVE COMPENSATION.

No executive officer, director or other individual received compensation of more than $100,000 for the prior fiscal year.

Name and Principal Position	Year	Salary $	Options awards ($)	All Other Compensation ($)

Kjell I. Jagelid, President (1)	2005	0	0	0
	2004	0	0	5,000
	2003	0	0	12,000

Tim Holly (2)	2005	0	0	0
	2004	0	0	0
	2003	0	0	0

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

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information concerning all unexercised options, unvested stock awards, and equity incentive plan awards for each named executive officer as of December 31, 2005.

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

Director Compensation

 The Company’s directors did not receive any compensation in 2005.

Employment Agreements

As of December 31, 2005, we did not have employment agreements with any of our executive officers.

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

As used in the table below and elsewhere in this report, the term beneficial ownership with respect to a security consists of sole or shared voting power, including the power to vote or direct the vote and/or sole or shared investment power, including the power to dispose or direct the disposition, with respect to the security through any contract, arrangement, understanding, relationship, or otherwise, including a right to acquire such power(s) during the next 60 days following the date of this report. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the shares indicated.

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

The following table presents the summary information relative to the Company’s equity compensation plan as of December 31, 2005:

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

During the last two years from the date of this report, the Company has engaged in the following related transactions as described in Item 404 of Regulation S-B:

From time to time, Mr. Jagelid has paid bills on behalf of the Company.  Any funds advanced by Mr. Jagelid constitute unsecured demand loans that do not bear interest.  As of October 31, 2007, the amount advanced by Mr. Jagelid during the last two years was $47,626.45.  In addition, as of October 31, 2007, Mr. Jagelid was owed $6,420 for expenses incurred by him in 2004.

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

PART IV.

ITEM 13. EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2005 and 2004, we retained Connolly, Grady and Cha, P.C. as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10-QSB's is $6,667 (based on $20,000 for 2004, 2005 and 2006). The aggregate fees billed for the fiscal year ended December 31, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements was $6,667.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2005 and 2004 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Simex Technologies, Inc.
Dated: November 26, 2007	/s/ Kjell I. Jagelid
Kjell I. Jagelid, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Dated: November 26, 2007	/s/ Kjell I. Jagelid
Kjell I. Jagelid, Chairman and Chief Executive Officer (Principle Executive Officer and Principle Financial Officer)

Dated: November 26, 2007	/s/ Warren L. Traver
Warren L. Traver, Director

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2.1	Plan of Merger (1)
2.2	Exchange Agreement with Probity Investigations, Inc. (2)
2.3	First Amendment to Exchange Agreement with Probity Investigations, Inc. (3)
2.4	Amended and Restated Agreement and Plan of Share Exchange between the Company and Red Alert Group, Inc. (4)
2.5	Agreement and Plan of Merger between Simex Technologies, Inc., Simex CT Acquisition Corp., and College Tonight, Inc. (5)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Designation of Series A Voting Convertible Preferred Stock (4)
4.1	Form of Common Stock Certificate of the Company (1)
10.1	Mutual Rescission Agreement with Probity Investigations, Inc. executed in February 2007 (6)
10.2	Mutual Rescission Agreement with Probity Investigations, Inc. executed in August 2007 (6)
10.3	Mutual Rescission Agreement with Red Alert Group, Inc. dated January 6, 2006 (6)
10.4	Modification to Mutual Rescission Agreement with Red Alert Group, Inc. dated December 21, 2006 (6)
11**	Statement re: computation of earnings per share
23*	Consent of Connolly, Grady & Cha, P.C.
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

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

EXHIBIT A

SIMEX TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2005 (UNCONSOLIDATED) AND 2004 (CONSOLIDATED)

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and

Stockholders of Simex Technologies, Inc. and Subsidiaries

4545 Wieuca Road Bldg 2

Atlanta, Georgia 30342

We have audited the accompanying balance sheets of Simex Technologies, Inc. as of December 31, 2005 and 2004 and the related statements of operations, stockholders equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

Except as discussed in the following paragraph, we conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to express an opinion on the 2004 consolidated financial statements because of the inadequacy of the accounting records of the Company’s subsidiaries. Substantially all of the Company’s consolidated subsidiaries’ books of original entry: the general and subsidiary ledgers; related manuals as well as substantially all corroborating evidence in support of the financial statements could not be located. The records that remain are not sufficient to permit the application of auditing procedures that would be adequate for us to express an opinion on the 2004 consolidated financial statements.

Because of the matter discussed in the third paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the December 31, 2004 consolidated financial statements.

In our opinion, the 2005 financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Simex Technologies, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Connolly, Grady & Cha, P.C.

Certified Public Accountants

Philadelphia, Pennsylvania

November 15, 2007

SIMEX TECHNOLOGIES INC.

BALANCE SHEET

December 31, 2005

 (in thousands)

ASSETS

Total Assets	0

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	329
Accrued expenses	9
Note payable	60
Officer advance	30
Total current liabilities	428

Shareholders’ equity:
Series A Convertible Preferred stock, $0.001 par value, 3,905 shares authorized and issued with no shares outstanding (note 6)	--
Common stock, $.001 par value. Authorized 50,000 shares; 38,372 shares issued and outstanding (note 6)	38
Additional paid-in capital	10,903
Accumulated deficit	(11,273)
Treasury stock, 510 shares at cost	(96)
Total shareholders’ equity	(428)
Total liabilities and shareholders’ equity	0

See accompanying notes to financial statements.

SIMEX TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

 (in thousands)

	2005	2004
	(unconsolidated)	(consolidated)

Revenues	$ -	$ -
Cost of goods sold	-	-
Gross Profit	-	-

Selling, general and administrative expenses	17	1,183

Net loss from continuing operations before other income (expense) and income taxes	(17)	(1,183)

Other income (expense)
Interest expense	(7)	(3)
Loss from disposal of subsidiaries	-	(514)
Net other income (expense)	(7)	(517)

Net loss from continuing operations before income taxes	(24)	(1,700)

Income taxes	-	-

Net loss from continuing operations	(24)	(1,700)

Discontinued operations (note 2)
Net loss from discontinued operations net of income taxes	-	(55)

Net Loss	(24)	($ 1,755)

Loss per common share	($ 0.00)	($ 0.05)

See accompanying notes to financial statements.

SIMEX TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

 (in thousands)

	2005	2004
	(unconsolidated)	(consolidated)

Cash flows from operating activities
Net Loss from continuing operations	($ 24)	($ 1,700)
Adjustments to reconcile net loss to net cash used in operating activities
Common stock issued for services	-	654
Changes in operating assets and liabilities
(Increase) decrease in:
Increase (decrease) in:
Officer advances	-	30
Accounts payable	17	273
Accrued expenses	7	2
Net cash used in operating activities	0	(741)

Cash flows from investing activities
Decrease (increase) in amounts due from affiliates	-	220
Disposal of Remote Business, Inc.	-	561
Net cash provided by (used in) investing activities	-	781

Cash flows from financing activities
Net cash used by discontinued operations	-	(55)
Proceeds of notes payable	-	60
Purchase of treasury stock	-	(65)
Net cash provided by financing activities	-	(60)

Net change in cash and cash equivalents	0	(20)
Cash and cash equivalents at beginning of period	0	20
Cash and cash equivalents at end of period	$ 0	$ 0

Supplemental disclosure of cash flows information
Interest from continuing operations	-	-
Interest from discontinued operations	-	-
Income taxes from continuing operations	-	-
Income taxes from discontinued operations	-	-
Common stock issued for services	-	654

See accompanying notes to financial statements.

SIMEX TECHNOLOGIES INC. STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 (UNCONSOLIDATED) and 2004 (CONSOLIDATED)

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholder's Equity

Balance at 12/31/03	33,340	33	10,254	(9,494)	(30)	763

Shares issued services	5,032	5	649			654
Shares repurchased	-				(66)	(66)
Net loss	-			(1,755)		(1,755)
Balance at 12/31/04	38,372	$ 38	$ 10,903	($ 11,249)	($ 96)	($ 404)

Net loss				(24)		(24)
Balance at 12/31/05	38,372	$ 38	$ 10,903	($ 11,273)	($ 96)	($ 428)

See accompanying notes to financial statements.

SIMEX TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2005 (unconsolidated) and 2004 (consolidated)

1.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES.

(A)

DESCRIPTION OF BUSINESS.

SIMEX Technologies, Inc. (the “Company”) was engaged at December 31, 2003 in the design, installation, servicing and monitoring of digital surveillance security systems for business and industry, through its acquisition of Remote Business, Inc. (“RBI”) on December 5, 2003 from Probity Investigations, Inc. (“Probity”).  Prior to that date, and after the Company sold its two operating subsidiaries in 2002, the Company had no operating activities.

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

(D)

GOODWILL.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. The Company did not have any goodwill in 2005 or 2004.

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

There are no research, development or advertising costs for 2005 or 2004.

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

(3)

RELATED PARTY TRANSACTIONS.

As of December 31, 2003, Kjell I. Jagelid owed the Company $193,000, which was repaid in 2004.

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

From time to time, Kjell I. Jagelid, the Company’s chief executive officer, has paid bills on behalf of the Company.  Any funds advanced by Mr. Jagelid constitute unsecured demand loans that do not bear interest.  As of December 31, 2005, Mr. Jagelid was owed $6,420 for expenses incurred by him in 2004.

In 2004, Mr. Jagelid advanced the Company $30,000.  The advance is unsecured and does not bear interest.

In 2005, Mr. Jagelid advanced $16,904 for legal fees to rescind the Red Alert transaction.

(4)

NOTES PAYABLE.

At December 31, 2005, note payable consists of a note in the original principal amount of $60,000 dated August 17, 2004.  The note is unsecured, bears interest at 7% per annum until maturity and 12% per annum after maturity.   The note matured on October 15, 2004.  Because the funds were borrowed pursuant to a proposed transaction with Red Alert which was later rescinded, Red Alert agreed to assume responsibility for payment of the note, and has indemnified the Company from liability on the note.

(5)

INCOME TAXES.

Income taxes attributable to loss from continuing operations for the years ended December 31, 2005 and 2004 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from continuing operations before income taxes as a result of the following:

	2005	2004

Computed “expected” tax benefit	($ 8)	($ 597)

Increase in income taxes resulting from increase in valuation allowance for deferred tax assets	8	597
	$ 0	$ 0

The Company has deferred tax assets as of December 31, 2005 and 2004 consisting of various income tax attributes (including net operating loss, capital loss and/or foreign tax credit carryforwards) which are fully offset by a deferred tax valuation allowance. These income tax carryforwards expire in varying amounts and years from 2004 to 2023. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the event of a change of control of the Company, these deferred income tax assets are subject to limitations and are expected to be significantly reduced.

(6)

COMMON STOCK, OPTIONS AND WARRANTS.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such rights and preferences that the board of directors may determine from time to time.  The board has authorized the issuance of 3,905,253 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock would be convertible into thirty (30) shares of the Company's common stock upon the filing of an amendment to the Company's Certificate of Incorporation, which increases the authorized common stock of the Company to 500,000,000 shares. Each share of Series A Preferred Stock would be entitled to vote with the holders of the Company's common stock on all matters on which the holders of common stock are entitled to vote on an as-converted basis. Each share of Series A Preferred Stock would be entitled to any dividends declared on the common stock on an as-converted basis, and shares its liquidations rights with the common stock on an as-converted basis.  As of December 31, 2005, and the date of this report, there were no shares of Series A Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 37,861,969 shares were issued and outstanding as of December 31, 2005.

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

These options are exercisable for a period of 10 years, at a price equal to $0.35 per share.

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

The following table presents the status of the Company’s stock option plan for the years ended December 31, 2005 and 2004.

Outstanding at December 31, 2003	3,462,229
Granted	2,250,000
Exercised	-
Forfeited or Cancelled	-
Outstanding at December 31, 2004	5,712,229
Granted	-
Exercised	-
Forfeited or Cancelled	-
Outstanding at December 31, 2005	5,712,229

(7)

LOSS PER SHARE.

The Company applies the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the years ended December 31, 2005 and 2004, the dilutive effect of 5,712,229 and 5,712,229 options, respectively, which comprise common stock equivalents for the years ended December 31, 2005 and 2004, has not been presented because their effect would have been anti-dilutive.  The Company’s weighted average shares outstanding utilized for both basic and diluted per share computations for 2005 and 2004 was 37,861,969 and 33,892,967, respectively.

(8)

ACQUISITIONS.

Remote Business, Inc. Acquisition and Divestiture

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

(10)

MANAGEMENT’S PLANS.

As of December 31, 2005, the Company was not engage in active operations, had no assets, and substantial current liabilities.  The Company’s plan is to settle its liabilities and find a suitable reverse merger candidate.

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