Form 10KSB/A
period 2005-12-31
SIMEX TECHNOLOGIES INC
filed 2007-11-27
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

This Form 10-KSB/A is being filed to include Exhibit 23, which was inadvertently omitted from the original Form 10-KSB.

PART IV.

ITEM 13. EXHIBITS.

Reference is made to the Index to Exhibits following the signature page to this report for a list of all exhibits filed as part of this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Simex Technologies, Inc.
Dated: November 27, 2007	/s/ Kjell I. Jagelid
Kjell I. Jagelid, Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates stated.

Dated: November 27, 2007	/s/ Kjell I. Jagelid
Kjell I. Jagelid, Chairman and Chief Executive Officer (Principle Executive Officer and Principle Financial Officer)

Dated: November 27, 2007	/s/ Warren L. Traver
Warren L. Traver, Director

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2.1	Plan of Merger (1)
2.2	Exchange Agreement with Probity Investigations, Inc. (2)
2.3	First Amendment to Exchange Agreement with Probity Investigations, Inc. (3)
2.4	Amended and Restated Agreement and Plan of Share Exchange between the Company and Red Alert Group, Inc. (4)
2.5	Agreement and Plan of Merger between Simex Technologies, Inc., Simex CT Acquisition Corp., and College Tonight, Inc. (5)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Designation of Series A Voting Convertible Preferred Stock (4)
4.1	Form of Common Stock Certificate of the Company (1)
10.1	Mutual Rescission Agreement with Probity Investigations, Inc. executed in February 2007 (6)
10.2	Mutual Rescission Agreement with Probity Investigations, Inc. executed in August 2007 (6)
10.3	Mutual Rescission Agreement with Red Alert Group, Inc. dated January 6, 2006 (6)
10.4	Modification to Mutual Rescission Agreement with Red Alert Group, Inc. dated December 21, 2006 (6)
11**	Statement re: computation of earnings per share
23*	Consent of Connolly, Grady & Cha, P.C.
31	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

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

5