Form 10KSB
period 2006-12-31
SIMEX TECHNOLOGIES INC
filed 2007-11-27
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The Company subsequently determined that it could not acquire Red Alert by the issuance of its shares of Series A Preferred Stock in compliance with federal securities laws due to the size, nature and composition of the shareholders of Red Alert.  As a consequence, the Company never issued any shares of Series A Preferred Stock to the shareholders of Red Alert, and therefore never completed the acquisition of Red Alert. On January 6, 2006, the Company and Red Alert entered into a Mutual Rescission Agreement, under which they mutually terminated the Agreement and Plan of Share Exchange.  In connection with the Mutual Rescission Agreement, Kjell I Jagelid, and other shareholders holding a majority of shares, removed all of the designees of Red Alert on the board of directors, and appointed Mr. Jagelid and Warren L. Traver sole directors of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the quarter ended December 31, 2006, the Company did not submit any matters to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is registered with the United States Securities and Exchange Commission under 12(b) of the Securities Exchange Act of 1934.  Our common stock trades on the Pink Sheets under the symbol “SMXT.”  The following table summarizes the low and high prices for the Company’s common stock for the years 2006 and 2005.

	2006		2005
	High	Low	High	Low
First Quarter	0.006	0.005	0.15	0.01
Second Quarter	0.0045	0.003	0.05	0.017
Third Quarter	0.009	0.003	0.02	0.015
Fourth Quarter	0.007	0.007	0.015	0.003

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

The Company did not declare any cash dividends on its Common Stock during its fiscal years ended on December 31, 2006 or 2005. The board of directors of the Company has made no determination to date to declare cash dividends during the foreseeable future, but is not likely to do so.  There are no restrictions on the Company's ability to pay dividends.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2006, the Company did not issue any shares in unregistered transactions.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2006, the Company did not repurchase any shares of its common stock.

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

Results of Operations

Revenues

The Company's revenues from operations in the year ended December 31, 2006 were $0, as compared to $0 in the year ended December 31, 2005.  During the years ended December 31, 2006 and 2005, the Company did not have any operating activities.

Selling, General and Administrative Expenses

The Company incurred selling, general and administrative expenses of $37 in the year ended December 31, 2006, as compared to $17 in the year ended December 31, 2005.  In both 2005 and 2006, the Company did not have any operations.

Other Income (Expense)

The Company incurred other income (expense) of $198 in the year ended December 31, 2006, as compared to ($7) in the year ended December 31, 2005.  Other income in 2006 was attributable to gains of $205 from the settlement of certain accounts payable at a discount to the amount owed, offset by $7 of interest expense.

Net Loss

During the year ended December 31, 2006, the Company had net income of $161, or $0.00 per weighted-average share.  During the year ended December 31, 2005, the Company reported a net loss of ($24), or $(0.00) per weighted-average share.  The net income in 2006, as compared to a net loss in 2005, was primarily attributable to the settlement of certain accounts payable at a discount to the amount owed.

Liquidity and Capital Resources

At December 31, 2006, we had $31 in cash, current liabilities of $298, and a working capital deficit of ($267).

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

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, the Company incurred net operating losses through the year ended December 31, 2006. These factors create an uncertainty about the Company's ability to continue as a going concern.  The recent efforts by Company's management to raise additional operating capital were successful.  The ability of the Company to continue as a going concern is dependent on their continued success in raising capital.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Kjell I. Jagelid is both our chief executive officer and our chief financial officer, and is responsible for establishing and maintaining our disclosure controls and procedures.  Mr. Jagelid evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006.  In designing and evaluating our disclosure controls and procedures, he recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, he concluded that as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  .

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

Section 16(a) Compliance

The members of the Company’s Board of Directors, its executive officers and holders of 10% or more of its outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s common stock and their transactions in such common stock. Based upon (1) the copies of Section 16(a) reports that the Company received from such persons for transactions in the common stock and their common stock holdings for the fiscal year ended December 31, 2006, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period.  The Company believes that all reporting requirements under Section 16(a) for such period were met in a timely manner by its executive officers, Board members and greater than 10% shareholders, except:  Kjell I. Jagelid and Warren L. Traver should have filed a Form 3 reporting on their appointment as officers and directors of the Company.

Code of Ethics

Prior management of the Company adopted a Code of Ethics, which is set forth in a Form 8-K filed with the Securities & Exchange Commission on April 1, 2005.  We will provide a copy of the Code of Ethics without charge upon written request directed to the Company, Attn: Secretary, 4545 Wieuca Road, Bldg 2, Atlanta, Georgia 30342.

ITEM 10. EXECUTIVE COMPENSATION.

No executive officer, director or other individual received compensation of more than $100,000 for the prior fiscal year.

Name and Principal Position	Year	Salary $	Options awards ($)	All Other Compensation ($)

Kjell I. Jagelid, President (1)	2006	0	0	0

	2005	0	0	0
	2004	0	0	5,000

Tim Holly (2)	2006	0	0	0
	2005	0	0	0
	2004	0	0	0

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

Outstanding Equity Awards At Fiscal Year End

The following table sets forth information concerning all unexercised options, unvested stock awards, and equity incentive plan awards for each named executive officer as of December 31, 2006.

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

Director Compensation

 The Company’s directors did not receive any compensation in 2006.

Employment Agreements

As of December 31, 2006, we did not have employment agreements with any of our executive officers.

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

The following table presents the summary information relative to the Company’s equity compensation plan as of December 31, 2006:

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the last two fiscal years ended December 31, 2006 and 2005, we retained Connolly, Grady and Cha, P.C. as our principal accountants.  We understand the need for our principal accountants to maintain objectivity and independence in their audit of our financial statements. To minimize relationships that could appear to impair the objectivity of our principal accountants, our board has restricted the non-audit services that our principal accountants may provide to the Company primarily to tax services and audit related services. The Company is only to obtain non-audit services from our principal accountants when the services offered by our principal accountants are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The board has adopted policies and procedures for pre-approving work performed by our principal accountants.

After careful consideration, the board has determined that payment of the audit fees is in conformance with the independent status of the Company's principal independent accountants.

Audit Fees: The aggregate fees billed for the fiscal year ended December 31, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and the review of financial statements included in our filed Form 10-QSB's is $6,667 (based on $20,000 for 2004, 2005 and 2006).  The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements was $6,667.

Audit-Related Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review for the audit or review of our annual financial statements and the review of financial statements and are not reported under the previous item, Audit Fees, was $0 and $0 respectively.

Tax Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the principal accountant for tax compliance and tax planning was $0 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for products and services provided by the principal accountant other than the services reported above was $0 and $0, respectively.

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

EXHIBIT A

SIMEX TECHNOLOGIES, INC.

FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

WITH AUDIT REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
SIMEX Technologies, Inc.:

We have audited the accompanying balance sheets of Simex Technologies, Inc.(the Company) as of December 31, 2006 and 2005 and the related statements of operations, stockholders (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material respects, the financial position of Simex Technologies, Inc as of December 31, 2006 and 2005 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 of the financial statements, all operating activities have ceased and without substantial input of equity capital, the Company will not be able to resume meaningful revenue-producing activities. Further, the Company has current liabilities in excess of current assets. Management’s plans in regards to these matters are described in Note 11 of the financial statements These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/   Connolly, Grady & Cha, P.C.

Connolly, Grady & Cha, P.C.

Philadelphia, Pennsylvania

November 26, 2007

SIMEX TECHNOLOGIES INC.

BALANCE SHEET

December 31, 2006

 (in thousands)

ASSETS
Cash	31

Total Assets	31

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	193
Note payable	75
Officer advance	30
Total current liabilities	298

Shareholders’ deficit:
Series A Convertible Preferred stock, $0.001 par value, 3,905 shares authorized and issued with no shares outstanding (note 6)	--
Common stock, $.001 par value. Authorized 50,000 shares; 38,372 shares issued and outstanding (note 6)	38
Additional paid-in capital	10,903
Accumulated deficit	(11,112)
Treasury stock, 510 shares at cost	(96)
Total shareholders’ deficit	(267)
Total liabilities and shareholders’ deficit	31

See accompanying notes and accountant’s report.

SIMEX TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

 (in thousands)

	2006	2005

Revenues	$ -	$ -
Cost of goods sold	-	-
Gross Profit	-	-

Selling, general and administrative expenses	37	17

Net loss from operations before other income (expense) and income taxes	(37)	(17)

Other income (expense)
Interest expense	(7)	(7)
Gain on settlements of debt	205	-
Net other income (expense)	198	(7)

Net income (loss) from operations before income taxes	161	(24)

Income taxes	-	-

Net income (loss)	161	(24)

Income (loss) per common share	($ 0.00)	($ 0.00)

See accompanying notes and accountant’s report.

SIMEX TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

 (in thousands)

	2006	2005
Cash flows from operating activities
Net Income (Loss) from operations	161	($ 24)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase (decrease) in:
Accounts payable	(136)	17
Accrued expenses	(9)	7
Net cash provided in operating activities	16	0

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds of notes payable, net	15	-
Net cash provided by financing activities	15	-

Net change in cash and cash equivalents	31	0
Cash and cash equivalents at beginning of period	0	0
Cash and cash equivalents at end of period	$ 31	$ 0

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes and accountant’s report.

SIMEX TECHNOLOGIES INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2006 and 2005

(in thousands)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total Shareholder's Equity

Balance at 12/31/04	38,372	$ 38	$ 10,903	($ 11,249)	($ 96)	($ 404)

Net loss				(24)		(24)
Balance at 12/31/05	38,372	$ 38	$ 10,903	($ 11,273)	($ 96)	($ 428)

Net income (loss)				161		161
Balance at 12/31/06	38,372	$ 38	$ 10,903	($ 11,112)	($ 96)	($ 267)

See accompanying notes and accountant’s report.

SIMEX TECHNOLOGIES, INC.

Notes to Financial Statements

December 31, 2006 and 2005

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

(B)

CASH EQUIVALENTS.

Cash and cash equivalents consist of cash and money market accounts. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(C)

GOODWILL.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142 “Goodwill and Other Intangible Assets”, which was adopted by the Company effective January 1, 2002. Under SFAS No. 142, goodwill and other intangible assets with indefinite useful lives will no longer be amortized, but will instead be tested periodically for impairment. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed periodically for impairment. The Company did not have any goodwill in 2006 or 2005.

(D)

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

(E)

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

(F)

RESEARCH AND DEVELOPMENT, AND ADVERTISING.

There are no research, development or advertising costs for 2006 or 2005.

(G)

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

(H)

USE OF ESTIMATES.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ from those estimates.

(2)

RELATED PARTY TRANSACTIONS.

From time to time, Kjell I. Jagelid, the Company’s chief executive officer, has paid bills on behalf of the Company.  Any funds advanced by Mr. Jagelid constitute unsecured demand loans that do not bear interest.  As of December 31, 2006, Mr. Jagelid was owed $6,420 for expenses incurred by him in 2004.

In 2005, Mr. Jagelid advanced $16,904 for legal fees to rescind the Red Alert transaction.

(3)

INCOME TAXES.

Income taxes attributable to loss from operations for the years ended December 31, 2006 and 2005 differed from the amounts computed by applying the U.S. Federal income tax rate of 34% to loss from operations before income taxes as a result of the following:

	2006	2005

Computed “expected” income tax (tax benefit)	$ 55	($ 8)

Increase (decrease) in income taxes resulting from increase (decrease) in valuation allowance for deferred tax assets	(55)	8
	$ 0	$ 0

The Company has deferred tax assets as of December 31, 2006 and 2005 consisting of various income tax attributes (including net operating loss, capital loss and/or foreign tax credit carryforwards) which are fully offset by a deferred tax valuation allowance. These income tax carryforwards expire in varying amounts and years from 2006 to 2023. In assessing the recoverability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. In the event of a change of control of the Company, these deferred income tax assets are subject to limitations and are expected to be significantly reduced.

(4)

COMMON STOCK, OPTIONS AND WARRANTS.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such rights and preferences that the board of directors may determine from time to time.  The board has authorized the issuance of 3,905,253 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock would be convertible into thirty (30) shares of the Company's common stock upon the filing of an amendment to the Company's Certificate of Incorporation, which increases the authorized common stock of the Company to 500,000,000 shares. Each share of Series A Preferred Stock would be entitled to vote with the holders of the Company's common stock on all matters on which the holders of common stock are entitled to vote on an as-converted basis. Each share of Series A Preferred Stock would be entitled to any dividends declared on the common stock on an as-converted basis, and shares its liquidations rights with the common stock on an as-converted basis.  As of December 31, 2006, and the date of this report, there were no shares of Series A Preferred Stock outstanding.

 Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 37,861,969 shares were issued and outstanding as of December 31, 2006.  No shares were issued in 2005 or 2006.

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

The following table presents the status of the Company’s stock option plan for the years ended December 31, 2006 and 2005.

Outstanding at December 31, 2004	5,712,229
Granted	-
Exercised	-
Forfeited or Cancelled	-
Outstanding at December 31, 2005	5,712,229
Granted	-
Exercised	-
Forfeited or Cancelled	5,712,229
Outstanding at December 31, 2006	0

(5)

LOSS PER SHARE.

The Company applies the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share”. Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share excludes the dilutive effect of common stock equivalents. For the years ended December 31, 2006 and 2005, the dilutive effect of 0 and 5,712,229 options, respectively, which comprise common stock equivalents for the years ended December 31, 2006 and 2005, has not been presented because their effect would have been anti-dilutive.  The Company’s weighted average shares outstanding utilized for both basic and diluted per share computations for 2006 and 2005 was 37,861,969 and 37,861,969, respectively.

(6)

ACQUISITIONS.

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

(7)

FAIR VALUE OF FINANCIAL INSTRUMENTS.

The carrying amounts for cash, trade accounts receivable, amounts due from affiliates and accounts payable approximate fair value because of the short maturity of these instruments.

(8)

NOTES PAYABLE

Notes payable consists of a note in the original principal amount of $75,000 which bears interest at 6% until maturity, 8% after maturity, and matures on November 30, 2007.  The note is convertible into common stock of the Company at a conversion price of $0.05 per share.

(9)

MANAGEMENT’S PLANS.

As of December 31, 2006, the Company was not engage in active operations, had no assets, and substantial current liabilities.  The Company’s plan is to settle its liabilities and find a suitable reverse merger candidate.

(10)

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

On December 21, 2006, Red Alert agreed to indemnify the Company against any liability on a loan in the amount of $60,000 that the Company received to fund certain costs associated with the potential acquisition of Red Alert.  The Company remains contingently liable for the loan.

(11)

GOING CONCERN.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  All operating activities have ceased.  Without substantial input of equity capital, the Company will not be able to resume meaningful revenue-producing activities.  Further, the Company has current liabilities in excess of current assets.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds from the sale of convertible notes or loans from its shareholders.  There is no assurance that the Company will be successful in raising additional capital or achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(12)

SUBSEQUENT EVENTS.

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