Form 10QSB
period 2007-03-31
SIMEX TECHNOLOGIES INC
filed 2007-11-27
CIK 1089499

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2007

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

Item 1. Financial Statements

SIMEX TECHNOLOGIES INC.

CONDENSED BALANCE SHEET

(unaudited)

(in thousands)

ASSETS	March 31, 2007

Cash	1
Total Assets	1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	72
Accrued expenses	2
Note payable	117
Officer Advance	30
Total current liabilities	221

Shareholders’ deficit:
Series A Convertible Preferred stock, $0.001 par value, 3,905 shares authorized and issued with no shares outstanding (note 4)	--
Common stock, $.001 par value. Authorized 50,000 shares; 38,372 shares issued and outstanding (note 4)	38
Additional paid-in capital	10,903
Accumulated deficit	(11,057)
Treasury stock, 2,110 shares at cost	(104)
Total shareholders’ deficit	(220)
Total liabilities and shareholders’ deficit	1

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended March 31
	2007	2006

Revenues	$ -	$ -
Cost of goods sold	-	-
Gross Profit	-	-

Selling, general and administrative expenses	37	0

Net loss from operations before other income (expense) and income taxes	(37)	(0)

Other income (expense)
Gain on settlements of debt	93
Interest expense	(1)	(2)
Net other income (expense)	92	(2)

Net income (loss) from operations before income taxes	55	(2)

Income taxes	-	-

Net Income (Loss)	$ 55	($ 2)

Loss per common share	$ 0.00	($ 0.00)

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended
	2007	2006
Cash flows from operating activities
Income (loss) from operations	$ 55	($ 2)
Adjustments to reconcile net loss to net cash used in operating activities
Cancellation of stock issued for services	(8)	-
Changes in operating assets and liabilities:
Increase (decrease) in:
Accounts payable	(121)
Accrued expenses	2	2
Net cash used in operating activities	(72)	0

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds of notes payable	42	-
Net cash provided by financing activities	42	-

Net change in cash and cash equivalents	(30)	0
Cash and cash equivalents at beginning of period	31	0
Cash and cash equivalents at end of period	$ 1	$ 0

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

Note 1: Basis of Presentation; History.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC's instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2007 and for all periods presented. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying financial statements do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for annual financial statements. Such interim financial statements should be read in conjunction with the Company’s 2006 financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006. Disclosures contained in that document have been omitted. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

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

Note 2: Summary of Significant Accounting Policies

Nature of Operations

During the quarter ended March 31, 2007, the Company was not engaged in active operations.

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

The net loss per share computations for March 31, 2007 and 2006 reflects 36,261,969 and 37,861,969 shares of outstanding common stock, respectively.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Because there was a net loss for both periods presented, the effect of common stock equivalents was not considered in computing diluted loss per share, since the effect would have been anti-dilutive.

Note 3:  Notes Payable

At March 31, 2007, notes payable consists of two notes in the original principal amounts of $75,000 and $42,000 which bear interest at 6% until maturity, 8% after maturity, and mature on November 30, 2007.  The notes are convertible into common stock of the Company at a conversion price of $0.05 per share.

Note 4: Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such rights and preferences that the board of directors may determine from time to time.  The board has authorized the issuance of 3,905,253 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock would be convertible into thirty (30) shares of the Company's common stock upon the filing of an amendment to the Company's Certificate of Incorporation, which increases the authorized common stock of the Company to 500,000,000 shares. Each share of Series A Preferred Stock would be entitled to vote with the holders of the Company's common stock on all matters on which the holders of common stock are entitled to vote on an as-converted basis. Each share of Series A Preferred Stock would be entitled to any dividends declared on the common stock on an as-converted basis, and shares its liquidations rights with the common stock on an as-converted basis.  As of March 31, 2007, and the date of this report, there were no shares of Series A Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 36,261,969 shares were issued and outstanding as of March 31, 2007.

During the quarter ended March 31, 2007, the Company did not issue any shares of common stock or repurchase any outstanding shares of common stock.

On March 16, 2007, Lencola Sullivan-Verseveldt agreed to the cancellation of 1,600,000 shares of common stock issued to her in September 2004 for consulting services that were never performed.  The Company recorded a gain of $8,000 from the cancellation, which was the market value of the shares on the date of cancellation.

Common Stock Options

At March 31, 2007, the Company did not have any options or warrants outstanding.

Note 5: Income Taxes

The Company has recorded no benefit for income taxes in the accompanying financial statements. A valuation allowance has been recorded to offset the recognition of any deferred tax assets due to the uncertainty of future realization.

Note 6:  Other Events

On March 16, 2007, Lencola Sullivan-Verseveldt agreed to the cancellation of 1,600,000 shares of common stock issued to her in September 2004 for consulting services that were never performed.  The Company recorded a gain of $8,000 from the cancellation, which was the market value of the shares on the date of cancellation.

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

Note 7:

Subsequent Events

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

ITEM 2. Managements Discussion and Analysis or Plan of Operation

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors. The following discussion should be read together with our financial statements and the notes to those financial statements included elsewhere in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

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

Results of Operations

Revenues

The Company's revenues from operations in the three months ended March 31, 2007 were $0, as compared to $0 in the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, the Company did not have any operating activities.  The Company’s revenues and gross profit in the three months ended March 31, 2007 are not indicative of the amount that will be realized in future periods.

Selling, General and Administrative Expenses

The Company incurred selling, general and administrative expenses of $37 in the three months ended March 31, 2007, as compared to $0 in the three months ended March 31, 2006.   The increase in general and administrative expenses is attributable to costs incurred to settle liabilities, prepare delinquent SEC filings, and investigate reverse merger candidates.

Other Income (Expense)

The Company incurred other income (expense) of $92 in the three months ended March 31, 2007, as compared to ($2) in the three months ended March 31, 2006.  Other income in 2007 was attributable to gains of $93 from the settlement of certain accounts payable at a discount to the amount owed, offset by $1 of interest expense on loans.

Net Income (Loss)

During the three months ended March 31, 2007, the Company generated net income of $55, as compared to a net loss of ($2) in the three months ended March 31, 2006.

Financial Condition, Liquidity and Capital Resources

The Company's balance sheet as of March 31, 2007 reflects $1 of cash, current liabilities of $221, and a working capital deficit of ($220).

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

ITEM 3. Controls and Procedures

Kjell I. Jagelid, our chief executive officer and chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Mr. Jagelid evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. In designing and evaluating our disclosure controls and procedures, he recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, he concluded that as of March 31, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to the company, including our subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

None.

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

SIMEX TECHNOLOGIES, INC.
Date: November 27, 2007	/s/ Kjell I. Jagelid
By: Kjell I. Jagelid, Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description and Incorporation by Reference
2.1	Plan of Merger (1)
2.2	Exchange Agreement with Probity Investigations, Inc. (2)
2.3	First Amendment to Exchange Agreement with Probity Investigations, Inc. (3)
2.4	Amended and Restated Agreement and Plan of Share Exchange between the Company and Red Alert Group, Inc. (4)
2.5	Agreement and Plan of Merger between Simex Technologies, Inc., Simex CT Acquisition Corp., and College Tonight, Inc. (5)
3.1	Certificate of Incorporation (1)
3.2	By-Laws (1)
3.3	Certificate of Designation of Series A Voting Convertible Preferred Stock (4)
4.1	Form of Common Stock Certificate of the Company (1)
10.1	Mutual Rescission Agreement with Probity Investigations, Inc. executed in February 2007 (6)
10.2	Mutual Rescission Agreement with Probity Investigations, Inc. executed in August 2007 (6)
10.3	Mutual Rescission Agreement with Red Alert Group, Inc. dated January 6, 2006 (6)
10.4	Modification to Mutual Rescission Agreement with Red Alert Group, Inc. dated December 21, 2006 (6)
11**	Statement re: computation of earnings per share
31*	Rule 13a-14(a)/15d-14(a) Certification by the Chief Executive Officer and Chief Financial Officer
32*	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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