Form 10QSB
period 2007-09-30
SIMEX TECHNOLOGIES INC
filed 2007-11-27
CIK 1089499

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________________________________

FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2007

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

Item 1. Financial Statements

SIMEX TECHNOLOGIES INC.

CONDENSED BALANCE SHEET

(unaudited)

(in thousands)

ASSETS	September 30, 2007

Cash	1
Total Assets	1

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Officer advance	45
Accounts payable	112
Accrued expenses	6
Note payable	182
Total current liabilities	345

Shareholders’ deficit:
Series A Convertible Preferred stock, $0.001 par value, 3,905 shares authorized and issued with no shares outstanding (note 4)	--
Common stock, $.001 par value. Authorized 50,000 shares; 38,372 shares issued and outstanding (note 4)	38
Additional paid-in capital	10,903
Accumulated deficit	(11,128)
Treasury stock, 9,355 shares at cost	(157)
Total shareholders’ deficit	(344)
Total liabilities and shareholders’ deficit	1

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Revenues	$ -	$ -	$ -	$ -
Cost of goods sold	-	-	-	-
Gross Profit	-	-	-	-

Selling, general and administrative expenses	37	-	128	-

Net loss from operations before other income (expense) and income taxes	(37)	-	(128)	-

Other income (expense)
Interest expense	(2)	(2)	(6)	(5)
Gain on settlements of debt	22	-	118	0
Net other income (expense)	20	(2)	112	(5)

Net loss from operations before income taxes	(17)	(2)	(16)	(5)

Income taxes	-	-	-	-

Net Loss	($ 17)	($ 2)	($ 16)	($ 5)

Loss per common share	($ 0.00)	($ 0.00)	($ 0.00)	($ 0.00)

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended
	2007	2006
Cash flows from operating activities
Loss from operations	($ 16)	($ 5)
Adjustments to reconcile net loss to net cash used in operating activities
Cancellation of stock issued for services	(8)	-
Changes in operating assets and liabilities
Increase (decrease) in:
Officer advances	15	-
Accounts payable	(80)	-
Accrued expenses	6	5
Net cash used in operating activities	(83)	0

Cash flows from investing activities
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities
Proceeds of notes payable	107	-
Purchase of treasury stock	(54)	-
Net cash provided by financing activities	53	-

Net change in cash and cash equivalents	(30)	0
Cash and cash equivalents at beginning of period	31	0
Cash and cash equivalents at end of period	$ 1	$ 0

Supplemental disclosure of cash flows information
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

See accompanying notes to condensed financial statements.

SIMEX TECHNOLOGIES INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

Note 1: Basis of Presentation; History.

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC's instructions applicable to Form 10-QSB interim financial information. In the opinion of management, such financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2007 and for all periods presented. The results of operations presented in the accompanying financial statements are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Note 2: Summary of Significant Accounting Policies

Nature of Operations

During the quarter ended September 30, 2007, the Company was not engaged in active operations.

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

The net loss per share computations for September 30, 2007 and 2006 reflects 29,016,969 and 37,861,969 shares of outstanding common stock, respectively.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of common shares outstanding for the period.  Because there was a net loss for both periods presented, the effect of common stock equivalents was not considered in computing diluted loss per share, since the effect would have been anti-dilutive.

Note 3:  Notes Payable

At September 30, 2007, notes payable consists of five notes in the aggregate principal amount of $182,000 which bear interest at 6% until maturity, 8% after maturity, and mature on November 30, 2007.  The notes are convertible into common stock of the Company at a conversion price of $0.05 per share.

Note 4: Equity

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock with such rights and preferences that the board of directors may determine from time to time.  The board has authorized the issuance of 3,905,253 shares of Series A Preferred Stock.  Each share of Series A Preferred Stock would be convertible into thirty (30) shares of the Company's common stock upon the filing of an amendment to the Company's Certificate of Incorporation, which increases the authorized common stock of the Company to 500,000,000 shares. Each share of Series A Preferred Stock would be entitled to vote with the holders of the Company's common stock on all matters on which the holders of common stock are entitled to vote on an as-converted basis. Each share of Series A Preferred Stock would be entitled to any dividends declared on the common stock on an as-converted basis, and shares its liquidations rights with the common stock on an as-converted basis.  As of September 30, 2007, and the date of this report, there were no shares of Series A Preferred Stock outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of $0.001 par value common stock, of which 29,016,969 shares were issued and outstanding as of September 30, 2007.

During the quarter ended September 30, 2007, the Company did not issue any shares of common stock or repurchase any outstanding shares of common stock.

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

On August 13, 2007, Probity and the Company entered into a Mutual Rescission Agreement that modified an agreement signed in February 2007. The modified agreement provided for the cancellation of all shares of common stock originally issued by the Company to acquire RBI, other than 1,200,000 shares that had since been conveyed to a third party. Consequently, the Mutual Rescission Agreement resulted in the cancellation of 14,800,000 shares of common stock.  In addition, the Company released Probity from liability on a loan in the amount of $35,000 which the Company had made to Probity and indemnified Probity from certain tax liabilities. Of the shares to be cancelled, the Company has received 5,500,000 of the shares, and is obligated to reimburse Kjell I. Jagelid $15,000 to obtain the remaining 9,300,000 shares.

Common Stock Options

At September 30, 2007, the Company did not have any options or warrants outstanding.

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

Results of Operations

Revenues

The Company's revenues from operations in the three and nine months ended September 30, 2007 were $0, as compared to $0 in the three and nine months ended September 30, 2005. During the nine months ended September 30, 2007 and 2006, the Company did not have any operating activities.  The Company’s revenues and gross profit in the nine months ended September 30, 2007 are not indicative of the amount that will be realized in future periods.

Selling, General and Administrative Expenses

The Company incurred selling, general and administrative expenses of $37 and $128 in the three and nine months ended September 30, 2007, respectively, as compared to $0 and $0 in the three and nine months ended September 30, 2006, respectively. The increase in general and administrative expenses is attributable to costs incurred to settle liabilities, prepare delinquent SEC filings, and investigate reverse merger candidates.

Other Income (Expense)

The Company incurred other income (expense) of $20 and $112 in the three and nine months ended September 30, 2007, respectively, as compared to ($2) and ($5) in the three and nine months ended September 30, 2006, respectively.  Other income in the nine months ended September 30, 2007 was attributable to gains of $118 from the settlement of certain accounts payable at a discount to the amount owed, offset by $6 of interest expense on loans.

Net Loss

During the three and nine months ended September 30, 2007, the Company incurred a net loss of ($17) and ($16), respectively.  During the three and nine months ended September 30, 2006, the Company reported a net loss of ($2) and ($5), respectively.

Financial Condition, Liquidity and Capital Resources

The Company's balance sheet as of June 30, 2007 reflects $1 of cash, current liabilities of $345, and a working capital deficit of ($344).

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