Form 10KSB
period 2007-12-31
College Tonight, Inc.
filed 2008-04-01
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 00-26599

COLLEGE TONIGHT, INC.

(Name of small business issuer in its charter)

Delaware	0-26599	26-2983120
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer Identification No.)
Incorporation or organization)

6380 Wilshire Boulevard, Suite 1020
Los Angeles CA  90048

 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (323) 966-5800

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.001 par value

  Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes  ☐        No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No ☒

The issuer’s revenues for its most recent fiscal year: $5,951.

The aggregate market value of the 32,607,947 shares of common stock held by non-affiliates of the issuer, as of March 28, 2008, was $57,063,907 based upon the closing sale’s price of $1.75 per share.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

 Note Regarding Forward Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements.  These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry.  Words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “may”, and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.  Investors should further understand that these forward-looking statements are necessarily based on the limited knowledge currently available to everyone concerned.  Given the fact that many of the assumptions herein are likely to vary from what will actually occur, investors should treat all forward-looking statements only as illustrations based upon the assumptions made, and not as the operating results of College Tonight as they will probably occur.  Investors are cautioned not to place undue reliance on forward-looking statements, which relate only to events as of the date on which the statements are made.  We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.  Investors should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

College Tonight, Inc. (“College Tonight”/ the “Company”) owns and operates the website www.collegetonight.com, an interactive service and networking platform for the college market, targeting both active students and alumni.  As the antidote to “anti-social networking,” College Tonight differs from other social networks by promoting active social interactivity in the “real world” rather than the sedentary lifestyle nearly all competing social networks relegate their users to behind a physical computer screen.  College Tonight fosters in-person communication and activities with an emphasis on nightlife and other social events both local to the user’s college campus and beyond that area for more broadly-based communities.  The website provides an online forum for students to exchange information on social activities happening offline, serving as a catalyst for real-life relationships and interaction among users.

Reverse Merger

College Tonight is the successor to Simex Technologies, Inc. (“Simex”), a Delaware company whose common stock was previously traded on the Pink Sheets under the symbol “SMXT.”  On November 29, 2007, Simex completed its merger with the Company pursuant to an Agreement and Plan of Merger among Simex, College Tonight, and Simex CT Acquisition Corp., dated October 12, 2007 (the “Reverse Merger”).  Terms and conditions relating to the Reverse Merger included:

•                  Prior to the Reverse Merger, Simex (i) settled all outstanding payables and notes, and caused certain outstanding notes to convert into 3,812,817 shares of common stock, (ii)

obtained the cancellation of 18,645,000 shares of its common stock such that 19,711, 969 shares were outstanding at the date of Merger; (iii) raised $1,039,500 in a private placement to accredited investors and issued 10,395,000 common shares of Simex to accredited investors in connection with the private placement; and (iv) filed all periodic reports required by Sections 13 or 15 of the Securities Exchange Act to bring Simex current on its SEC reporting obligations.

•                  Simex issued 2,412,800 shares of Series A Convertible Preferred Stock in Simex to the shareholders of College Tonight Zachary Suchin and Jason Schutzbank (collectively, the “Controlling Shareholders”), in exchange for all of the issued and outstanding shares of College Tonight.  Since Simex did not have sufficient authorized common shares available on the November 29, 2007 closing date of the Reverse Merger in order to effect the conversion of the Series A Convertible Preferred shares into common shares, the value of the preferred shares is classified as a liability on the Company’s balance sheet until March 5, 2008, the date when sufficient common shares became available.

•                  Simex CT Acquisition Corp., a wholly-owned subsidiary of Simex, merged with and into College Tonight, and College Tonight thereby became a wholly-owned subsidiary of Simex.  Zachary Suchin and Jason Schutzbank (collectively, the “Controlling Shareholders”), were appointed to the Company’s Board of Directors, with Mr. Suchin being appointed Chairman. In addition, Messrs. Suchin and Schutzbank were appointed officers of Simex.

•                  In accordance with the terms of the Reverse Merger, Kjell I. Jagelid and Warren L. Traver resigned from all offices of Simex that they held and also submitted letters of resignation from their positions as Simex directors.  Their resignations as directors became effective on February 11, 2008 after dissemination of an information statement pursuant to Sections 14(c) ands (f) of the Exchange Act relating to the amendments to the Company’s Certificate of Incorporation, referenced below.

•                  In order to effectuate the Reverse Merger, the Simex Board of Directors approved and adopted by written consent resolutions to amend the Certificate of Incorporation of the Company on December 14, 2007 (the “Written Consent”).  Pursuant to the Written Consent, Simex’s current Certificate of Incorporation was amended to (i) increase the Company’s total authorized stock from 50,000,000 to 100,000,000 shares of Common Stock (the “Increase”) (ii) effect a 1-for-4 Reverse Split of the issued and outstanding Common Stock (the “Reverse Split”), and (iii) change the name of the Company from Simex to “College Tonight, Inc.” to more accurately reflect our business operations (the “Name Change”).  The Controlling Stockholders consented to and authorized the Written Consent.  The Increase, the Reverse Split, and the Name Change amendments became effective March 5, 2008.

•                  The 2,412,800 shares of Series A Preferred Stock issued to the Controlling Shareholders converted automatically into Simex Common Stock on March 5, 2008 at the rate of forty (40) shares of Common Stock for each share of Series A Preferred Stock, and the resulting shares of Common Stock were then subject to the Reverse Split.  As a result, a total of 24,128,000 shares of Common Stock were issued to the Controlling Shareholders in connection with the aforementioned amendments to our Certificate of Incorporation, constituting approximately 74% of the Company’s 32,607,947 issued and outstanding shares at March 30, 2008 (post one for four reverse split).

•                  After the Reverse Merger, College Tonight’s common shares traded on the Pink Sheets under the Simex Technologies, Inc. ticker symbol, “SMXT.”  In connection with the Written Consent, College Tonight applied for a new ticker symbol and, on March 28, 2008, College Tonight’s common stock commenced trading on the Pink Sheets under the ticker symbol “CGEG.” The Company intends to apply for the transfer of trading in its common shares from the Pink Sheets to the OTC Bulletin Board.

Simex Technologies, Inc.

Simex, the Company’s predecessor corporation, was originally organized in 1983 as “Gold Exchange of Singapore” and conducted limited operations until its reorganization with SIMEX A/S, an engineering and service company based in Stavanger, Norway on April 28, 1998. Under the terms of the reorganization, the principal shareholders of SIMEX A/S became the majority shareholders of the Company, and SIMEX A/S became a wholly-owned subsidiary of the Company.  In April 1999, Simex reincorporated as a Delaware corporation and changed its name to Simex Technologies, Inc.  Between 1998 and 2001, Simex completed a number of acquisitions in the engineering, construction and oil service fields.  In 2002, Simex sold off all operations. Between 2003 and 2004, Simex entered and exited various businesses in the security and computer equipment fields.  For example, on August 19, 2004, Simex entered into an Agreement and Plan of Share Exchange with Red Alert Group, Inc., a Georgia corporation specializing in the areas of homeland security, cyber security, and private military security (“Red Alert”).  Simex was to issue Series A Preferred Stock in consideration for the Red Alert business.  However, Simex subsequently determined that it could not acquire Red Alert by the issuance of shares of Series A Preferred Stock in compliance with federal securities laws due to the size, nature and composition of the shareholders of Red Alert.  As a consequence, the Company never issued any shares of Series A Preferred Stock to the shareholders of Red Alert, and therefore never completed the acquisition of Red Alert. On January 6, 2006, the Company and Red Alert entered into a Mutual Rescission Agreement under which they mutually terminated the Agreement and Plan of Share Exchange.

Prior to the Reverse Merger, Simex had been an inactive public shell company and had been seeking an acquisition or merger candidate with a viable product or service with growth potential.  Unless otherwise stated herein, references in this Form 10-KSB to the “Company” refer to Simex on and before November 29, 2007 and to College Tonight after November 29, 2007.

Current Business of the Company

College Tonight was formed as a California limited liability company on July 3, 2006, and re-formed and re-domesticated as a Delaware corporation on June 7, 2007.  The Company’s business consists primarily of the operation and marketing of a website, www.collegetonight.com, which focuses on nightlife events and social opportunities directly on college campuses and within their broader communities.  From July 3, 2006 (inception) through December 31, 2007, College Tonight generated $6,951 of revenues and a deficit accumulated during the development stage of $869,459.  College Tonight’s activities to date have consisted of development of its Website and marketing strategy, and the introduction of its Website service in more than 150 college campuses located in approximately 60 cities throughout the United States.

Visitors to the College Tonight website access up-to-the minute news about club events, parties, music performances, sporting events, and promotions throughout their communities. The service also provides advertisers with a rich user-base of active, often affluent and social trendsetting and taste-making college students. College Tonight is a “social sidekick,” providing students with ideas, connections and a catalyst for actual social interactivity, taking users from interface, to face-to-face. The Company develops, builds and markets online community products to serve the college market.

Students visiting the College Tonight Website will learn of exciting social events and receive attractive and unique promotional opportunities throughout the course of the week.  Middleman promoters historically have been paid substantial fees by bars and clubs to attract the local student bodies.  As part of its service, College Tonight eliminates this fundamental need, providing even the smallest establishments with unique methods of reaching their core demographic, creating direct communication of their offerings, and maintaining a continual, interactive Web presence with their market.  For a minimal monthly subscription, venues have the potential to reach more patrons than ever before, while students can discover new places they never knew existed and attend events of which they would never otherwise have been aware.  The College Tonight platform also allows advertisers to access the world of active, outgoing, and socially motivated college students in ways that are inherently a part of their natural lives.

Our Products and Services

The Website displays events in and around campus, including special deals that are targeted to appeal to the cost-conscious college student. When an event icon is “clicked,” a description page appears with event details, venue information, reviews, and an excitement scale (a scale based on the number of attendees).  Each event shows the number of attendees, and percentages for each (% Male, % Female).  These statistics are compiled campus-wide; however, a filter can be employed by the user to reflect important data for their Entourage or a specific group (clique). Results are updated in real time.

Once the user learns the venue destination(s) of his or her friends, the user’s special interest groups, and/or the entire campus community, he or she receives the prompt “Where Are You Going Tonight?”  The answer allows the user’s friends to know his/her status and help them with their entertainment decision through the utilization of College Tonight’s Social Ticker.

College Tonight’s focus on mobility means an extensive amount of innovative integration into all aspects of the College Tonight experience.  This begins with a gamut of proprietary features that have been developed by College Tonight.  The features of our Website include:

Entourage: One’s “Entourage” is a group of friends that a user has real life relationships with- maintaining these friendships rather than quantifying online connections. A user may add a friend to his or her Entourage simply by clicking on a link, which automatically adds the friend to the Entourage, and no confirmation is required from the friend that has been added.  Users can categorize their Entourage with cliques so that it’s even simpler to track buddies’ social activities, girls or boys of interest or even people the user is trying to avoid.

Groups:  Users can subscribe to different groups that contain users of like interests.  Each group has features similar to that of an Entourage, such as polling, simple communication, event statistics, and photos, but with results limited to members of the group only.  Therefore, the user can create a group for an on-campus club, and can view statistics on where everyone in the club is going that night, poll their friends for questions, and view photographs.  The heading “Promoters & Venues” found in the Group section, allows promoters to post specials and deals to market their events, as well as internally message all users.  Each night, the most widely selected event by users of a group is displayed so that someone with interests similar to the group can readily make a social decision.  Venue subscriptions mimic the functionality of groups.

The Company, in December 2007, announced a strategic partnership with Jangl, Inc. a mobile provider of calling and online services. With the development of “Click-To-Call” capabilities, users will interact with brands and venues through direct voice communication.  An additional feature will enable students to talk and text without revealing phone numbers, keeping phone conversations safe and private.

Crush Calculator™:  The Crush Calculator is designed to match people who have crushes on one another, forging new relationships in a privacy-protected way. It is a fun and interactive way to see if someone you are interested in feels the same way about you. You can crush people both inside and outside of your college. Crushes are not school specific, nor are the results retained in the Crush Calculator.  If you crush a person, and a person does not mutually crush you, the information disappears into cyberspace and the other person is never notified. Unless two people list each other, neither will know you have crushes on one another. If, in fact, you both have crushes on one another, you will be mutually notified through one of several alert options including email, AIM or SMS.

Through another development deal with Gold Mobile, College Tonight’s Crush Calculator ™ will receive a mobile make-over that will allow users to know when those they are interested in have entered the same event or venue.  With a unique location- check-in system, this then leads to a series of options for engaging those users are interested in.  The Jangl integration will also contribute to an extensive mobile interpretation of the Crush features.

Hook-Ups™: As an extension to the Crush Calculator™, the Hook-Up module allows the user to find and obtain a date or friend for a date party, formal, a night on the town, or simply a dinner and a movie, a concert or a tennis game.

My Shots: Photographs provide users with memories of their experience.  At the top of the page, the albums for the events that the user has attended are listed under the title, “Events I Have Attended.”  At the bottom, general event albums are displayed.  All albums serve as a community bank of photographs for everyone to enjoy and comment on. Users perusing recent event albums can assess what friends may have been in attendance.

Polling: If a user cannot decide where to go at night, what the theme should be for the next frat party, or where to hold a friend’s birthday celebration, a user can create a poll to solicit suggestions in the personal polling section. The poll may be sent to one of his or her groups/cliques, the entire Entourage, or only specific users in the Entourage.

Social Planner: Users have the ability to plan and schedule their future social events with our calendar system. Basically, a user can log any personal activity or event and its date and time in the calendar system.  Additionally, upcoming events posted in our system by promoters, venues, etc. are available as drop down options, and can be added to your personal calendar.  Tagged friends’ birthdays are automatically included, as are those of the members of the user’s Entourage.  With two weeks’ notice, users may choose a venue, a specific location, and find contact information to book a birthday celebration for tagged friends or Entourage members.

Users may share their calendars with other users if they choose.

Drunk Dials: This messaging application will enable users to send and receive short messages to other designated user(s) with instant alerts.  A remorseful sender may retract an embarrassing message (“Oops... I better un-send that!”), even if the recipient has received and read it. This feature is playfully reminiscent of college students’ regrets after calling ex-boy or girl friends while intoxicated the night before.  The Jangl development will contribute very innovative technology to the Drunk Dial experience.

Alerts/Social Ticker:  Alerts are automatic system messages informing the user the activities of his/her Entourage that day or evening.  An alert appears, fading in and out, every ten seconds of page viewing showing the activities friends in a user’s Entourage have selected for the night.  This is automatic and does not need to be sent.  The messages rotate among Entourage friends who have selected an event for the evening.

A user can preset alert preferences in the system to notify him or her when someone has selected an activity for that night, when someone is attending a specific event, or when a specific venue is holding an event.   These information alerts may be sent via:

- E-Mail message alert to their e-mail address

- Text message alert to cell phone

- Instant message alert to their screen name on AIM

Excitement Scale: Our system creates event ratings based on the number of people attending an event. The number of people indicating their attendance at the event is compared to that of other events for that night, on a starred scale of from 1 to 5 stars.  The more stars, the more excitement anticipated for that event.

Celebrity Profiles: Celebrities using our service may establish a national profile in our system which users from any campus can add to their Entourage .   Celebrity clients can utilize College Tonight for publicity purposes, permitting user fans ready access to scheduled appearances and other pertinent celebrity information.

Inebriation Station:  A flash meter that allows users to estimate their blood alcohol content based on the number and type of drinks consumed related to their body weight.  The tool is informative, yet provides humorous interaction with the user.

Venues:  Mimicking the Entourage functionality, this section allows users to view and “tag” favorite venues for search.  One section contains featured specials and deals for easy access.

Further, after tagging a venue, the user can opt to be alerted about specials and deals offered via email, SMS, RSS feeds or a variety of other methods — a value added service to both our users and advertisers.

Advanced Banner Filtering: Advertisers provide set criteria for the dissemination of their messages to select groups of College Tonight users.  For example, a filter could be constructed to show a specific banner ad to male users only, or females over 21.  The possibilities are unlimited and represent an extreme advantage to those companies/proprietors targeting our demographic user base.

School Stats:  A statistical analysis to help users plan their evenings.  These statistics show how many people at your school are going out and destination of the majority, broken down into various relevant categories.

Shout-Outs:  Whether you want to wish a friend a happy birthday or just publicly message him or her, these school-specific “boards” are a censored posting for users to give notice to one another with the full attention of all of their campus friends.

Event Feed:  In order to provide our subscribers with the most current update of local activities and events, we have partnered with Upcoming.org to synchronize their database of events with those  available on our campus Websites nationally.

Cliques:  This is a very real language system that functions throughout the site, from grouping to messaging.  By categorizing members of your Entourage by whatever methodology a user selects, whether it be location or level of romantic interest, the site experience is made much more fluid with this important feature.

Potential Revenue Sources

College Tonight has identified the following potential revenue sources:

Event Ticketing:  Commissions can be received from on-site event ticket sales from venues, promoters or the individuals hosting an event.

Client Subscriptions:  Local venues pay a monthly fee, or a per event fee, to run a virtual blog/group that updates their events, specials and deals for College Tonight users.  Front-end data and premium placement are also available with this monthly subscription.

On Site Advertising:  Non-traditional banner ads with the latest flash technology with the ability to target/filter specific user demographics and behaviors are available.  Advertisers can place an ad, sponsor a group, or sponsor an event.

Nightlife Events:  College Tonight’s motto “Get On, Get Up, Get Out” has been the key message behind the site’s “Disorientation Tour,” a nine month roll out tour begun in late 2007 consisting of 52 promotional events targeting 116 campuses around the country.  These nightlife events mark the culmination of week-long promotions held locally at individual campuses, with neighboring student populations merging for the ultimate college party experience. As College Tonight continues to introduce its services campus by campus, advertisers will create brand awareness with their participation.

Mobile Component:  Mobile advertising is directed to a captive student audience with few distractions.

Nightlife TV Podcasts: With an eight-episode season, College Tonight’s monthly podcasts, focusing on college nightlife and lifestyle, provide advertisers with access to College Tonight’s substantial user base.

Freshmen Social Packets:  Restaurant menus and social information disseminated to incoming freshman at universities across the United States through a soft-back published book.

Instant Messaging & Chat Services:  Advertisements may be placed where users communicate most.

Photo Printing:  Users will be able to print photographs through the Website.

College Tonight Magazine:  Traditional magazine advertising through uniquely innovative flash technology.

Online Store: Sale of products ranging from computers to energy drinks through College Tonight’s Online Store.

Power Hour/Music Mixes:  Merchants can place an ad in between one of College Tonight’s power hour or music mixes available for download/streaming through the Website.

Sponsored Games:  A game that incorporates an advertiser’s brand interactively.

Individual Venue Web Development: Bars, clubs, and restaurants will be able to hire us to custom design their Website, integrated with a software solution that allows events they post to automatically and seamlessly feed into College Tonight.

Food Delivery & Liaison Service: A national food delivery service will act as a liaison between restaurants and students. This is another avenue to familiarize the student with College Tonight’s services.

Custom Ring-Tones & Wallpaper:  Users will have the ability to upload their own photos or take photos from the site, and develop custom wallpapers for their cell phones.  Similarly, users will be able to upload .mp3 files and use snippets to create a custom ring-tone for their cellular device.

Target Market

College Tonight promotes actual social interactivity amongst the trendsetters and the tastemakers of the collegiate demographic.  This group spends more money than any other demographic and is more inclined to respond to developing trends than introverts on other networking sites.  This makes our user base extremely valuable to advertisers and sponsors.  To label College Tonight’s indirect competition as a series of “social networks” would be both misleading and a misnomer.

These other sites simply provide online entertainment and are not conducive to actual social interaction, while College Tonight strives to extend the experience far beyond the desk chair.

According to the 2006 Nielsen Net Ratings, in the past year, the top ten networking sites have grown 47% and are expected to continue to grow at that rate for some time.  The audience of these sites is a massive 68.8 million people, nearly a quarter of the United States population.  Harris Interactive, a market research firm, finds that college students have over $175 billion in spending money, $41 billion of which is completely discretionary.  College students are savvy and influential, and through their acceptance of a product, various other demographics follow suit.  Hollywood has embraced the youth culture with profitable results, and the Internet has followed this trend.

According to a survey conducted by 360 Youth Market Explorer, one-eighth of college students consider themselves trendsetters, with their fingers on the pulse of pop-culture.  Young people yearn to be the first to know about something great and new.  Brand awareness may be built far more effectively through our sites than any billboard or commercial.  The continual, daily, regular page views by our users enables advertisers to embed their messages seamlessly as an inherent part of our site.

Sales and Marketing Strategy

We establish our Websites in metropolitan areas, creating databases capturing local club events, parties, music performances, sporting events, and promotions of interest to students residing within the area campuses.  To date, we have provided Websites for 64 cities and 152 college campuses.

Once we target a campus, we organize an event to promote the Website to the campus.  Our Nightlife Parties begin with a street team of promoters actively infiltrating each individual campus with materials concerning the upcoming Thursday night event.  That evening will consist of our already proven club/bar event, custom to the environment of each campus/locale.  This streamlined event is a nightlife spectacle with proven success in registering a tremendous number of users.  Participation in interactive contests held on Wednesday and Thursday around campus require participants to register with our service.  Winners are announced the evening of the spectacular party event.  We believe our promotions are effective in capturing email addresses, promote sponsors and most of all, connect with students, in a fashion inherently stereotypical of the college social experience.

Competition

Online Social Networking

The social networking market is highly competitive and rapidly evolving to respond to growing consumer demand for compelling social networking services and functionality. As our market continues to grow and change, that demand will be met by a number of large social networking companies. College Tonight believes the factors driving long term success include the ability to build a large and active user base and to monetize that base through subscriptions or advertising. The principal competitive factors are the size of the member base, volume and quality of user generated content, and the scope of features. We believe that we can compete favorably in each of these areas. We are aware, however, that many of our current and potential competitors have more registered users and greater financial, technical and marketing resources than College Tonight currently has.

College Tonight’s social networking services compete with a wide variety of broad social networking Web sites such as MySpace and Facebook; a number of specialty Web sites, including Classmates.com, LinkedIn, Reunion.com and Monster.com’s Military.com service offering similar online social networking services based on school, work or military communities; and an increasing number of schools, employers and associations maintaining their own Internet-based alumni information services. College Tonight also competes with a wide variety of Websites providing users with alternative networks and ways of locating and interacting with acquaintances from various affiliations. These include Web portals such as Yahoo!, MSN and AOL, and online services such as White Pages and US Search designed to locate individuals. As Internet search engines continue to improve their technology for locating individuals and their profiles on social networking Web sites, College Tonight will face increasing competition. In addition, many existing social networking services are broadening their offerings to compete with us.  Should College Tonight begin to provide specialty services in niche areas of interest, we may compete with social networking Web sites such as online dating services.

Online Advertising

College Tonight competes for advertising revenues with portal companies, social networking Web sites, online direct marketing businesses, content providers, large Web publishers, Web search engine companies, content aggregation companies, major Internet service providers and various other companies that facilitate Internet advertising. College Tonight will also compete with traditional offline advertising channels, such as radio, television and print advertising, because most companies currently spend only a small portion of their advertising budgets on Internet-based advertising. Internet advertising techniques are evolving, and if College Tonight’s technology and advertising serving techniques do not meet the changing expectations of advertisers, we will not be able to compete effectively.

Intellectual Property

We rely upon a combination of trademark, patent, trade secret and copyright law, license agreements and contractual restrictions, including confidentiality agreements, invention assignment agreements and nondisclosure agreements with employees, contractors and suppliers, and others with whom we conduct business to protect the technology and intellectual property used in our business.

College Tonight has applied for federal trademark registration of “College Tonight” (Serial No. 77252466), “Wanna Hook-up” (Serial No. 77292896) and “Get On, Get Up, Get Out” (Serial No. 77252897).  College Tonight has applied for a patent covering a “system and method for campus-centric social networking” (Application No. 60972429).  College Tonight intends to obtain routine copyright protection for its Website pages.  The Company owns the domain name “collegetonight.com”, among other domain names, and has paid all fees necessary to continue owning the name.

Government Regulation

College Tonight’s business is subject to state, federal and international laws and regulations applicable to online commerce, including user privacy policies, product pricing policies, Web site content and general consumer protection laws.  Laws and regulations have been adopted, and may be adopted in the future, that address Internet-related issues, including online content, privacy, online marketing, unsolicited commercial email, taxation, pricing and quality of products and services.

Some of these laws and regulations, particularly those that relate specifically to the Internet, were adopted relatively recently and their scope and application may be subject to uncertainties. Interpretations of these laws, as well as any new or revised law or regulation, could decrease demand for College Tonight’s services, increase its cost of doing business, result in liabilities for College Tonight, restrict its operations or otherwise cause its business to suffer. College Tonight’s failure, or the failure of its business partners, to accurately anticipate the application of these laws and regulations, or to comply with such laws and regulations, could create liability for College Tonight, result in adverse publicity and negatively affect its businesses.

Privacy, Data and Consumer Protection.    The FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of personal information and the presentation of Web site content. These regulations include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of certain types of information and provide users with the ability to access, correct and delete some of their personal information stored by College Tonight. These regulations also include enforcement and redress provisions. The specific limitations imposed by these regulations are subject to interpretation by courts and other governmental authorities. In addition, the FTC has conducted investigations into the privacy practices of companies that collect personal user information over the Internet and the use and disclosure of that information. College Tonight may become subject to the FTC’s regulatory and enforcement efforts with respect to current or future regulations, or those of other governmental bodies, which may adversely affect its ability to collect demographic and personal information from members and its ability to use this information in its communications to members, which could adversely affect its marketing efforts. College Tonight believes that its information collection and disclosure policies comply with existing laws, but a determination by a state or federal agency or court that any of its practices do not meet these standards could result in liability and adversely affect its business. In addition, in the European Union member states and other foreign countries, data protection is even more highly regulated and rigidly enforced. To the extent that College Tonight further expands its business into these countries, it expects that compliance with these regulations will be more burdensome and costly for it.

College Tonight cannot assure anyone that its services and business practices, or future changes to its services and business practices, will not subject it to claims and liability by governmental agencies or private parties. To the extent that College Tonight’s services and business practices change as a result of claims or actions by governmental agencies, such as the FTC, or private parties, any such changes could materially and adversely affect its business, financial position, results of operations and cash flows.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003, or the CAN-SPAM Act, regulates the distribution of commercial emails. Among other things, the CAN-SPAM Act provides a right on the part of an email recipient to request the sender to stop sending messages and establishes penalties for the sending of email messages which are intended to deceive the recipient as to source or content. At this time, College Tonight is applying the CAN-SPAM requirements to its email communications, and believes that its email practices comply with the requirements of the CAN-SPAM Act.

Digital Millennium Copyright Act of 1998.    The Digital Millennium Copyright Act of 1998, or DMCA, among other things, creates limitations on the liability of online service providers for copyright infringement when users of a service post materials that infringe the copyrights of third-parties, as long as the service provider complies with the statutory requirements of the act (including taking down or blocking infringing material). The DMCA, however, does not eliminate potential service provider liability completely. To the extent College Tonight is held liable for content posted by its users, the DMCA notwithstanding, it could be potentially costly and harm its reputation or otherwise affect the growth of its business.

Communications Decency Act.    The Communications Decency Act of 1996, or CDA, regulates content of material on the Internet, and provides immunity to providers of interactive computer services for claims based on content posted by third-parties. The CDA and the case law interpreting it provide that an interactive computer service provider is immune from liability for obscene, defamatory or other illegal content posted by users of its service unless such service provider engages in activities whereby it may be deemed itself to have been involved in creating or developing the content. If College Tonight is held liable for content posted by its users it could be potentially costly and harm its reputation or otherwise affect the growth of its business.

The Child Online Protection Act and The Children’s Online Privacy Protection Act.    The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. The failure to accurately apply or interpret either of these Acts could create liability for College Tonight, result in adverse publicity, and negatively affect its business.

College Tonight may also be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers. Compliance with these laws, or the adoption or modification of laws applicable to Internet advertising or marketing, could affect

College Tonight’s ability to market its services, decrease the demand for its services, increase its costs or otherwise adversely affect its business.

Employees

College Tonight has five employees.  We utilize consultants, independent contractors and temporary employees in technical development and programming, finance and accounting, and sales and promotional capacities.

Additional Risk Factors That May Affect Future Results

You should carefully consider these factors that may affect future results, together with all of the other information included in this Form 10-KSB, in evaluating our business and the Company. The risks and uncertainties described below are those that we currently believe may materially affect our business and results of operations.  Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect our business and result of operations.  Our common shares involve a high degree of risk and should be purchased only by investors who can afford a loss of their entire investment.  Prospective investors should carefully consider the following risk factors concerning our business before making an investment.

In addition, you should carefully consider these risks when you read “forward-looking” statements elsewhere in this Form 10-KSB.  These are statements that relate to our expectations for future events and time periods.  Generally, the words “anticipate,” “expect,” “intend,” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

Recently Organized Company; Limited Operating History

From College Tonight’s July 3, 2006 inception through December 31, 2007, College Tonight generated a total of $6,951 of revenue and a deficit accumulated during the development stage of $869,459. College Tonight’s activities to date have primarily consisted of development of its Website, creation of a marketing strategy, and the introduction of its Website service in 64 cities covering 152 college campuses.

Development Stage Company; Generation of Revenues

College Tonight is in its developmental stage and an investor can not reasonably determine if we will ever be profitable. The Company is likely to continue to experience financial difficulties during our operational development and beyond.  We may be unable to operate profitably, even if we develop more substantial operations and generate additional revenues.  We have had limited revenues and significant costs to maintain the website and market our products and there can be no assurance that our revenues will exceed our costs as we continue to develop.  We may not obtain the necessary working capital to continue developing and market our website. Furthermore, College Tonight’s website may not receive sufficient Internet traffic to generate revenues or achieve profitability.

Doubt Regarding Ability to Continue as a Going Concern.

College Tonight’s financial statements have been presented on the basis that it is and will remain a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  College Tonight had minimal revenues and incurred net operating losses for the period July 3, 2006 (Inception) to December 31, 2007. As our independent auditors have concluded, these factors create an uncertainty about College Tonight’s ability to continue as a going concern. The ability of College Tonight to continue as a going concern is dependent, among other factors, on its continued success in raising capital.  The financial statements of

College Tonight do not include any adjustments that might be necessary if College Tonight is unable to continue as a going concern.

Need for Future Capital; Long-Term Viability of Company

College Tonight’s future capital requirements will depend on many factors, including the degree to which college students and businesses use College Tonight’s Website and the degree to which College Tonight is able to generate revenues from users of its site. College Tonight currently does not know if the proceeds of its June and November 2007 offerings of common stock, which raised a total of $1,639,500, will enable College Tonight to achieve a profitable level of operations before additional financing becomes necessary.

If required, there is no assurance that additional financing will be available on acceptable terms, or at all.  If College Tonight elects to sell equity to raise additional funds, there is no assurance that additional equity can be sold on terms favorable to the Company and to its existing shareholders, with the result that existing shareholders may incur substantial dilution.  Insufficient funds may require College Tonight to delay, scale back or eliminate some or all of its activities or its efforts to obtain additional funding.

Limited Formal Feasibility and Market Study

College Tonight has collected data and statistics concerning the potential market for its services and the costs of marketing and providing the same. In doing so, we have relied upon the judgment and conclusions of our management, based on their respective knowledge and experiences. There has been no formal marketing study to conclude that there is any guaranteed demand for the Company’s products or services.

Unpredictability of Future Revenues; Potential Fluctuations in Operating Results

As a result of College Tonight’s limited operating history and lack of executed revenue-producing agreements with potential partners, we are currently unable to accurately forecast our revenues.  Our current and future expense levels are based largely on our marketing and development plans and estimates of future revenues.  Sales and operating results generally depend on the volume and timing of orders and on our ability to fulfill such orders, both of which are difficult to forecast at this stage.  We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures could have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

College Tonight may experience significant fluctuations in our future operating results due to a variety of factors, many of which are outside our control.  Factors that may affect our operating results include:  (i) our ability to obtain and retain customers, attract new customers at a steady rate and maintain customer satisfaction with our products and services, (ii) the announcement or introduction of new services by College Tonight or our competitors, (iii)

price competition, (iv) the level of use and consumer acceptance of our services, (v) our ability to upgrade and develop IT systems and infrastructure and attract new personnel in a timely and effective manner, (vi) technical difficulties, (vii) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure, (viii) governmental regulations, and (ix) general economic conditions.

Service Development Risks

The process of developing services, such as those offered by College Tonight, can be extremely complex, and it is possible that we will experience delays in developing and introducing new services in the future.  If we are unable to develop and introduce new services or enhancements to existing services in a timely manner in response to changing market conditions or customer requirements, our business, prospects, operating results and financial condition could be materially adversely affected.  Also, announcements of currently planned or other new services may cause consumers to delay their purchase decisions in anticipation of such services, which could have a material adverse effect on our business, prospects, operating results and financial condition, especially if the introduction of such services is delayed.

Limited Senior Management Personnel; Management of Potential Growth; New Management Team

Under College Tonight’s business plan, it intends to rapidly and significantly expand its operations to address potential growth in our customer base and market opportunities.  This expansion is expected to place a significant strain on our management, operations and financial resources.

To manage the expected growth of its operations and personnel, we may be required to implement new, transaction-processing, operating and financial systems, procedures and controls, and to expand, train and manage a growing employee base.  We may also deem it prudent to expand our finance, administrative and operations staff.

There can be no assurance that College Tonight’s planned personnel, systems, procedures and controls will be adequate to support its future operations, that management will be able to hire, train, retain, motivate and manage personnel or that its management will be able to successfully identify, manage and exploit existing and potential market opportunities.  If College Tonight is unable to manage growth effectively, our business, prospects, financial condition and results and operations could be materially adversely affected.

Competition

The market in which College Tonight competes is highly competitive, and we have no assurance that the Company will be able to compete effectively, especially against established industry competitors with significantly greater financial resources. We expect that we will also face competition from a few competitors with significantly greater financial resources, well-

established brand names and large, existing installed customer bases. College Tonight expects the level of competition to intensify in the future.

Dependence on Management

College Tonight’s performance will be substantially dependent on the continued services and on the performance of the current senior management and other key personnel of College Tonight. College Tonight’s performance will also depend on College Tonight’s ability to retain and motivate its other officers and key employees.  The loss of the services of any of its executive officers or other key employees could have a material adverse effect on College Tonight’s business, prospects, financial condition and results of operations.  College Tonight’s future success will depend on its ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel.  Competition for such personnel is intense and there can be no assurance that College Tonight will be able to successfully attract, assimilate and retain sufficiently qualified personnel. The failure to retain and attract the necessary technical and managerial personnel could have a material adverse effect on College Tonight’s business, prospects, financial condition and results of operations.

College Tonight’s success will be dependent, in large part, on the services of College Tonight’s principal officers and employees: Milton Suchin, Zachary Suchin and Jason Schutzbank.  The loss of any of these individuals could have a material adverse effect on College Tonight’s business or results of operations.  College Tonight does not maintain “key-man” life insurance policies on the lives of its officers to compensate College Tonight in the event of their deaths.  College Tonight currently has employment agreements with Messrs. Suchin, Suchin and Schutzbank, and expects to obtain employment agreements with non-compete and confidentiality covenants with any senior officers that it hires.  Its two most senior officers are young and are new to running a business.  Mr. Suchin is 23, and recent graduate of Emory University.  Mr. Schutzbank is 21, and is currently a junior at Emory University.  Milton Suchin, who became Chairman of the Board of Directors following Simex’s name change to College Tonight on March 5, 2008, is 63 and has substantial business experience.

Other than for matters requiring shareholder approval, investors in the Company’s common stock will have no voice in the management of College Tonight, including decisions regarding the operations and marketing of College Tonight, any future expansion of College Tonight, and the selection of additional lines of business to enter (unless such matters are put to a shareholder vote).  No person should become a shareholder in the company unless that person is willing to entrust all such investment and operational decisions to management.

We anticipate that we will expend significant financial and management resources in our efforts to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning with the fiscal year ended December 31, 2008

Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder, requires us to have management attest to the adequacy of our internal controls in our annual report on Form 10-KSB for the year ended December 31, 2008.  No member of our management has any experience in complying with Section 404.  There is a possibility that we will be required to make substantial changes to our internal controls in order for our management to be able to attest that our internal controls are effective as of December 31, 2008.  Larger public companies that are currently required to comply with Section 404 have incurred significant monetary and other expenses from diversion of management time and attention, the acquisition of new computer software, the employment of additional personnel and training and third party internal controls consultants.  In light of our current capital position, we anticipate that it will be time-consuming, costly and difficult for us to develop and implement the internal controls necessary for our management to attest that our internal controls are effective as of December 31, 2008. We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2008. If our management is unable to attest that our internal controls are effective as of December 31, 2008, the price of our common stock may be adversely affected.

Effect of Blank Check Preferred Stock

The Company’s Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights (including voting rights), preferences, privileges and restrictions as the Board of Directors determines without any further notice or action by the shareholders.(1)   The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any additional series of preferred stock that may be issued in the future.  The issuance of additional series of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of the Common Stock.  We have no present plans to authorize or issue additional series of preferred stock.

(1) The 2,412,800 shares of Series A convertible preferred stock issued in connection with the Reverse Merger converted automatically to common shares on March 5, 2008.

Development of Brand Awareness

For certain market segments that College Tonight plans to pursue, the development of its brand awareness is essential for it to reduce its marketing expenditures over time and realize greater benefits from marketing expenditures.  If brand marketing efforts are unsuccessful, growth prospects, financial condition and results of operations would be materially adversely affected. Our brand awareness efforts have required, and will continue to require, incurrence of significant expenses.

Intellectual Property Protection; Uncertainty of Protection of Proprietary Rights

College Tonight believes that its trade names will have significant value and will be important to the marketing of its services and products. College Tonight has applied for federal trademark registration of “College Tonight” (Serial No. 77252466) and “Get On, Get Up, Get Out” (Serial No. 77252897).  College Tonight has also applied for a patent covering a “system and method for campus-centric social networking” (Application No. 60972429).   It is possible that College Tonight’s competitors or others will adopt product or service names similar to College Tonight’s, thereby impeding its ability to build brand identity and possibly leading to customer confusion.

Litigation may become necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of management resources, either of which could have a material adverse effect on College Tonight’s business, prospects, financial condition, or operating results.

College Tonight currently relies on a combination of trade secret protection, non-disclosure agreements and licensing arrangements to establish and protect our proprietary rights. Despite efforts to safeguard and maintain our proprietary rights, there can be no assurance that we will be successful in doing so or that our competitors will not independently develop software systems and related applications that are substantially equivalent or superior to our on-line or off-line internet applications.

College Tonight also relies on trade secrets and proprietary know-how, which we seek to protect by confidentiality and non-disclosure agreements with its employees, consultants, and third parties.  There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, or that certain of our trade secrets and proprietary know-how will not otherwise become known or be discovered by competitors.

Flaws and Defects in Products and Services

Complex services as those offered by College Tonight may contain undetected flaws or defects when first introduced or as new versions are released. Any inaccuracy or defects may result in adverse product and service reviews and a loss or delay in market acceptance. There can be no assurance that flaws or defects will not be found in our services. Flaws and defects, if found, could have a material adverse effect upon our business operations and financial condition.

Indemnification and Limitation of Liability of Directors and Officers

Under the Delaware General Corporation Law, a Delaware corporation may indemnify officers, directors and other corporate agents under certain circumstances and subject to certain limitations.  Article IX of the Company’s Certificate of Incorporation authorizes the Company to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative. In addition, Article 5.03 of College Tonight’s Certificate of Incorporation provides that the personal liability of the Company’s directors shall be eliminated to the fullest extent permitted by Delaware General Corporation Law. Finally, Article XIV of the Company’s By-Laws provides for the indemnification of directors, officers, employees or agents of the Company in regard to their carrying out the duties of their offices. The By-Laws also allow for the payment in advance of certain expenses associated with a claim for which the Company indemnifies a person.  Insofar as indemnification for liabilities under the 1933 Act may be permitted to directors and directors of College Tonight, College Tonight has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and unenforceable.

At present, there is no pending litigation or proceeding involving a director or officer of the Company as to which indemnification is being sought nor is the Company aware of any threatened litigation that may result in claims for indemnification by any officer or director.  College Tonight maintains directors’ and officers’ liability insurance.

Penny Stock Regulation

The Company’s securities may be subject to “penny stock rules” that impose additional sales requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the “penny stock rules” require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock rules” may restrict the ability of broker-dealers to sell the Company’s securities. The foregoing required penny stock restrictions will not apply to the Company’s common stock  if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company’s securities will reach or maintain such a level.

Absence of Dividends

We have not paid any dividends or made distributions to our investors and the Company is not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. Additionally, we may fund a portion of our future expansion through debt financing, and a condition of such financing may prohibit the payment of dividends while the debt is outstanding. Therefore, investors who elect to purchase the Company’s Common Stock should do so with the understanding that management’s goal is to build value by increasing the size of the business and not by paying dividends in the immediate future.

ITEM 2.  DESCRIPTION OF PROPERTY.

College Tonight’s office is located in leased space at 6380 Wilshire Boulevard Suite 1020, Los Angeles, CA  90048.  The Company’s lease expires on September 14, 2010, and the lease provides the Company with an option for renewal for an additional three years.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company, on February 11, 2008, filed with the Securities and Exchange Commission an Information Statement pursuant to Rules 14c-2 and 14f-1 promulgated under the Exchange Act (the “Information Statement”).  The Information Statement, mailed to holders of record of the Company’s common stock and Series A convertible preferred stock as of February 6, 2008, related to the receipt of a written consent in lieu of a meeting, dated December 14, 2007, (the “Written Consent”) of Shareholders of the Company owning at least a majority of the outstanding shares of the common stock and Series A preferred stock of the Company, voting together as a single class on an as-converted to Common Stock basis.

The Written Consent authorized an amendment (“Amendment”) of our Certificate of Incorporation to:

(i)   increase our total authorized stock from 50,000,000 to 100,000,000 shares of Common Stock;

(ii)  effect and implement a 1-for-4 reverse split of the outstanding shares of our Common Stock; and,

(iii) change Simex Technologies, Inc.’s name to “College Tonight, Inc.”

The Written Consent was given by shareholders representing a majority of the total number of shares of outstanding Common Stock and Series A Preferred Stock, voting together as a single class on an as-converted to Common Stock basis, and was sufficient under Section 228(a) of the Delaware General Corporation Law and the Company’s Bylaws to approve the Amendment and, consequently, the Amendment was not submitted for vote to other shareholders.  The action by Written Consent became effective when the Company filed the Amendment with the Delaware Secretary of State on March 5, 2008.

The above information is qualified in its entirety by reference to the Company’s February 11, 2008 Information Statement which Information Statement is incorporated herein by reference.

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is registered with the United States Securities and Exchange Commission under 12(b) of the Securities Exchange Act of 1934.  The Company’s common stock trades under the ticker symbol “CGEG” on the Pink Sheets.  Prior to March 28, 2008, the common stock of College Tonight traded on the Pink Sheets under the ticker symbol assigned to Simex Technologies, Inc. common stock, “SMXT.”  The following table summarizes the low and high bid prices for the Company’s common stock for calendar quarters for 2006 and 2007:

	2007 Bid Prices		2006 Bid Prices
	High	Low	High	Low
First Quarter	.005	.004	.006	.005
Second Quarter	.005	.004	.0045	.003
Third Quarter	.45	.004	.009	.003
Fourth Quarter	.89	.35	.007	.007

The high and low bid quotes on the Company’s common stock reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.  There were approximately 234 shareholders of record of the common stock as of March 21, 2008.  This number does not include an indeterminate number of shareholders whose shares are held by brokers in “street name.”

The Company’s common stock is subject to rules adopted by the Securities and Exchange Commission (“Commission”) regulating broker dealer practices in connection with transactions in “penny stocks.” Those disclosure rules applicable to “penny stocks” require a broker dealer, prior to a transaction in a “penny stock” not otherwise exempt from the rules, to deliver a standardized disclosure document prepared by the Commission. That disclosure document advises an investor that investment in “penny stocks” can be very risky and that the investor’s salesperson or broker is not an impartial advisor, but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in “penny stocks,” to independently investigate the security, as well as the salesperson the investor is working with and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the “penny stock” is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the Company’s common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for shareholders to dispose of their shares.

Dividend Policy

Simex did not declare any cash dividends on its Common Stock during its fiscal year ended on December 31, 2007 or during its fiscal year ended December 31, 2006.  While there are no restrictions on the Company’s ability to pay dividends, the Board of Directors of College Tonight has made no determination to date to declare cash dividends and is not likely to do so for the foreseeable future.

Preferred Stock

The Company’s Certificate of Incorporation, as amended, authorizes the issuance of up to 5,000,000 shares of preferred stock with such rights (including voting rights), preferences, privileges and restrictions as the Board of Directors determines without any further notice or action by shareholders.  As of March 30, 2008, 5,000,000 shares of preferred stock are available for issuance.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Securities Issued in Unregistered Transactions

On June 7, 2007, College Tonight, Inc. was organized as a Delaware C corporation with authorized capital of 10,000,000 shares of common stock.  The Company issued 806,250 shares each to Zachary R. Suchin and Jason A. Schutzbank, officers of the Company.  In addition, 100,000 shares were issued to a director (resulting in a compensation charge of $1,000, representing the approximate fair value of such shares at the date of issuance) and 360,000 shares were issued to stock placement agents.  In July and September 2007 the Company received $450,000 and $150,000, respectively, in exchange for the sale of 340,300 shares of common stock pursuant to a stock subscription agreement. The above share amounts have been adjusted to reflect College Tonight, Inc.’s 1,000 for 1 split which occurred at the date of the Reverse Merger.  All of these issued shares in College Tonight (2,412,800 in the aggregate) were cancelled, and 2,412,800 shares of Simex Series A preferred stock were issued to the shareholders at the time of the Reverse Merger.

On November 29, 2007 Simex concluded an offering to sell up to 16,500,000 shares of common stock at $0.10 per share to accredited investors pursuant to Rule 506 under Regulation D.  Closing of the Reverse Merger was conditioned on, among other things, Simex receiving subscriptions from accredited investors to purchase a minimum of 8,500,000 shares.  Simex received subscriptions for 10,395,000 shares of common stock and raised $895,059, net of issuance and other direct costs of $144,441.

On November 29, 2007, Simex issued 2,412,800 shares of Series A Convertible Preferred Stock in connection with its acquisition of College Tonight.  Since Simex did not have sufficient authorized common shares available on December 31, 2007 in order to effect the conversion of the Series A Convertible Preferred shares into common shares, the value of the preferred shares is classified as a liability on the Company’s balance sheet at December 31, 2007. The Series A Preferred shared automatically converted to common shares on March 5, 2008, the date that sufficient common shares became available.

On November 29, 2007, Simex issued 3,812,817 shares of common stock resulting from the conversion of five convertible notes with an original balance of $182,000.  The amount of principle plus accrued interest of these notes payable were converted into common stock at $0.05 per share, as per the terms of the note agreements.

Cancellation of Equity Securities

Simex cancelled 18,645,000 shares of its common stock in conjunction with the Reverse Merger with College Tonight for no consideration and, as a result, there were 19,711,969 shares outstanding at the date of the Reverse Merger.

Transfer Agent and Registrar

Our independent stock transfer agent is Colonial Stock Transfer Company, Inc. located in Salt Lake City, Utah. Their mailing address is 66 Exchange Place, Suite 100, Salt Lake City, UT 84111. The stock transfer agent’s phone number is (801) 355-5740.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATION.

Disclosure Regarding Forward-Looking Statements

The investor or prospective investor in the Company is cautioned to consider the Company’s comments concerning forward-looking statements set forth in this Form 10-KSB.

Plan of Operations/ Overview

Our business is the operation and marketing of a website at www.CollegeTonight.com. The website displays events in and around college campuses, including special deals that may appeal to the cost-conscious college student.  The Company is young, having been formed in 2006, and our anticipated plan of operation for the next twelve months is to continue marketing and adding features to our Website to enhance its attractiveness and utility to college students, to expand our Website to additional metropolitan areas and college campuses, and to continue our efforts to create and capture revenue opportunities available from the traffic we generate to our Website.  The Company believes that cash on hand is sufficient for at least the next six months in light of anticipated operating expenses.  Additional financing efforts are expected within the next six months, though the Company is unable to provide information as to the terms of any such financing or whether its efforts to obtain additional funds will be successful.

In light of the Reverse Merger and the new direction of College Tonight, and the accounting rules with respect to a reverse merger, we have not consolidated revenues or other financial information for our predecessor, Simex, with College Tonight’s operations.  Simex had been essentially inactive since 2006.  College Tonight is considered a development stage company.

Results of Operations

Revenues

College Tonight’s revenues from operations for the period from July 3, 2006 (inception) to December 31, 2006 were $1,000, and for the year ended December 31, 2007 were $5,951.  During these periods College Tonight focused on developing our business plan and our website.  The increase in revenue was primarily attributable to sponsorship of a promotional event by a single customer. Overall, we generated minimal revenue from the few events that were run during the initial roll-out of the service offering during 2007.  Accordingly, our revenues during this period are not reflective of the revenues we expect to generate in the future.

Depreciation and Amortization Expense

College Tonight incurred no depreciation expense for the period from July 3, 2006 to December 31, 2006, and depreciation expense of $2,158 for the year ended December 31, 2007, reflecting the timing of the purchases of the initial capital assets.

Development Costs

College Tonight incurred $25,400 in development costs for the period from July 3, 2006 to December 31, 2006, and $98,441 for the year ended December 31, 2007.  The $73,041 increase in cost of services and development was used to further develop our Website in preparation for the national rollout of our online services on college campuses across the country.  None of these costs met the criteria for capitalization as they did not represent enhancements of the functionality of the Company’s website.

Marketing Expenses

College Tonight incurred marketing expenses of $0 for the period from July 3, 2006 to December 31, 2006, and $205,732 for the year ended December 31, 2007. The increase of $205,732 was attributable to the advertisement and promotion costs necessary to launch our business.

Selling, General and Administrative Expenses

College Tonight incurred selling, general and administrative expenses of $19,322 for the period from July 3, 2006 to December 31, 2006, and $528,422 for the year ended from December 31, 2007.  The increase of $509,100 was incurred in building the corporate infrastructure necessary to launch our new business.  Approximately $195,838 was attributable to the compensation of College Tonight officers and employees and $185,684 was incurred for professional fees associated with legal and accounting costs of College Tonight’s incorporation and the subsequent Reverse Merger.  Which can not be capitalized under the accounting rules for reverse mergers.

Interest Income and Expense

During the period from July 3, 2006 to December 31, 2006, we incurred interest expense of $662.  Net interest income was $3,727 for the year ended December 31, 2007, resulting from earnings on cash invested in interest bearing bank accounts after the fund raising events.

Net Loss

During the period from July 3, 2006 to December 31, 2006, we incurred a net loss of $44,384, and, for the year ended December 31, 2007, we incurred a net loss of $825,075.  The net losses experienced by the Company reflect the Company’s expenses to research and develop its technology, create business and financial plans, promote its service offerings and recruit management and other staff.

Liquidity and Capital Resources

At December 31, 2007, we had $728,245 in cash and restricted cash, current liabilities of $141,057, and working capital of $594,262.  While we had positive working capital at December 31, 2007, we currently have minimal revenues and it’s likely that we will spend all of our cash on product development and marketing expenses before we achieve a breakeven level of operations.  If so, we will likely need to raise additional capital in order to continue to operate and grow the business in accordance with our business plan. We may sell additional common or preferred shares in the Company and are actively exploring other alternatives to the issuance of additional equity capital. There is no assurance that we will be able to obtain additional capital or that the terms necessary to attract additional investors will be beneficial to existing shareholders.

At December 31, 2006, we had $355 in cash, current liabilities of $44,739, and a working capital deficit of $44,384.

Going Concern

College Tonight’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements, College Tonight incurred net operating losses through the year ended December 31, 2007 and during the period from July 3, 2006 to December 31, 2006. These factors create substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent, for the foreseeable future, on our continued success in raising capital.  The financial statements do not include any adjustments that might be necessary if College Tonight is unable to continue as a going concern.

Off-Balance Sheet Arrangements

College Tonight does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 7.   FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

        We have audited the accompanying consolidated balance sheets of College Tonight, Inc. (formerly Simex Technologies, Inc.) (A development Stage Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year ended December 31, 2007 and the period from July 3, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the Audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our Audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, financial statements referred to above present fairly, in all material respects, the consolidated financial position of College Tonight, Inc. (formerly Simex Technologies, Inc.) as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 and the period from July 3, 2006 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is still a development stage company, has suffered losses from operations and has a working capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

/s/ Amper, Politziner & Mattia, P.C.

March 31, 2008

Edison, New Jersey

COLLEGE TONIGHT, INC.

(formerly Simex Technologies, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	For the Period July 3, 2006 (Inception) to	For the Period July 3, 2006 (Inception) to
	December 31, 2007	December 31, 2006	December 31, 2007
Revenues	$5,951	$1,000	$6,951

Operating Expenses:
Development costs	98,441	25,400	123,841
Depreciation and amortization	2,158	—	2,158
Marketing	205,732	—	205,732
Selling, general and administrative	528,422	19,322	547,744
Total operating expenses	834,753	44,722	879,475
Operating Loss	(828,802)	(43,722)	(872,524)

Other Income (Expense):
Interest income	4,572	—	4,572
Interest expense	(845)	(662)	(1,507)
Net Loss	$(825,075)	$(44,384)	$(869,459)

Net Loss per share (basic and diluted)	$(0.03)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	25,605,485	23,539,786

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

(formerly Simex Technologies, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
Assets
Current Assets:
Cash	$722,402	$355
Restricted cash	5,843	—
Due from officers	3,574	—
Other current assets	3,500	—
Total Current Assets	735,319	355

Property, plant and equipment, net	19,526	—
Other assets	19,075	—
Total Assets	$773,920	$355

Liabilities and Shareholders’ Equity / Members’ Deficit
Current Liabilities:
Accounts payable	$10,971	$7,388
Accrued expenses	130,086	13,662
Related party loans	—	23,689
Total Current Liabilities	141,057	44,739

Convertible preferred stock $.001 par value; 5,000,000 shares authorized; 2,412,800 shares issued and outstanding (converted to equity in 2008, see Note 4)	602,613	—
Commitments

Shareholders’ Equity Members’ Deficit:
Common stock; $.01 par value; 50,000,000 shares authorized 33,919,786 shares issued and outstanding	33,920	—
Additional paid in capital	865,789	—
Members deficit accumulated during the development stage	—	(44,384)
Deficit accumulated during the development stage	(869,459)	—
Total Shareholders’ Equity / Members’ Deficit	30,250	(44,384)
Total Liabilities and Shareholders’ Equity / Members’ Deficit	$773,920	$355

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

(formerly Simex Technologies, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended	For the Period July 3, 2006 (Inception) to	For the Period July 3, 2006 (Inception) to
	December 31, 2007	December 31, 2006	December 31, 2007
Cash Flows from Operating Activities:
Net loss	$(825,075)	$(44,384)	$(869,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,158	—	2,158
Non-cash compensation charge	1,000	—	1,000
Change in assets and liabilities:
Accounts payable and accrued expenses	120,007	21,050	141,057
Net cash used in operating activities	(701,910)	(23,334)	(725,244)

Cash Flows from Investing Activities:
Change in restricted cash	5,843	—	5,843
Other assets	(25,729)	—	(25,729)
Purchases of property and equipment	(21,684)	—	(21,684)
Net cash used in investing activities	(41,570)	—	(41,570)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance and other direct costs of $144,441	895,059	—	895,059
Proceeds from sale of common stock pursuant to subscription agreements	600,000	—	600,000
(Payments), proceeds from related party loans	(23,689)	23,689	—
Net cash provided by financing activities	1,471,370	23,689	1,495,059

Net change in cash	727,890	355	728,245
Cash at beginning of the period	355	—	—
Cash at end of the period	$728,245	$355	$728,245

Cash paid during the year for:
Interest	$1,506		$1,506

Noncash investing and financing activities:
Issuance of convertible Series A preferred shares in the merger transaction	$602,613		$602,613
Issuance of common stock upon conversion of notes payable and related accrued interest	$190,641		$190,641
Conversion of LLC to corporation	$68,676		$68,676
Common stock acquired upon merger with SIMEX	$160,086		$160,086

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

(formerly Simex Technologies, Inc.)

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS’ EQUITY / MEMBERS DEFICIT

	Preferred Stock			Common Stock
	Shares	Amount	Members Deficit Accumulated during the Development Stage	Shares	Amount	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Shareholders’ Equity

Balance at July 3, 2006 (inception)	—	$—	$—	—	$—	$—	$—	$—
Net loss for the period from July 3, 2006 to December 31, 2006	—	—	(44,384)	—	—	—	—	(44,384)
Balance at December 31, 2006	—	$—	$(44,384)	—	$—	$—	$—	$(44,384)

Net loss for the period from January 1, 2007 through June 7, 2007, date of conversion from an LLC to a corporation	—	—	(24,292)	—	—	—	—	(24,292)
Effect of conversion from LLC to corporation	—	—	68,676	1,612,500	1,613	(25,905)	(44,384)	—
Issuance of common stock from subscription agreements	—	—	—	340,300	340	599,660	—	600,000
Shares of College Tonight issued to director and placement agents	—	—	—	460,000	460	540	—	1,000
Conversion of common stock to preferred stock upon merger with Simex	2,412,800	602,613	—	(2,412,800)	(2,413)	(600,200)	—	(602,613)
Issuance of common stock, net of issuance costs	—	—	—	10,395,000	10,395	884,664	—	895,059
Common stock acquired upon merger with Simex	—	—	—	19,711,969	19,712	(179,798)	—	(160,086)
Issuance of common shares for conversion of notes payable	—	—	—	3,812,817	3,813	186,828	—	190,641
Net loss for the period from June 7, 2007 to December 31, 2007	—	—	—	—	—	—	(825,075)	(825,075)
Balance at December 31, 2007	2,412,800	$602,613	$—	33,919,786	$33,920	$865,789	$(869,459)	$30,250

The accompanying notes are an integral part of these financial statements.

Note  1 - Background and Liquidity

Background

On November 29, 2007, Simex Technologies, Inc. (subsequently College Tonight, Inc.) (“Simex” or the “Company”) completed an acquisition of College Tonight, Inc. (the Reverse Merger acquisition”). Simex had been an inactive public shell for the past two years. As part of the acquisition, Simex issued to the stockholders of College Tonight, Inc., 2,412,800 shares of their Series A Preferred Stock in exchange for all of the issued and outstanding capital stock of College Tonight.  Since the Company did not have sufficient authorized common shares at the date of the transaction to effect the conversion of the Series A Preferred shares to common, the value of the preferred stock will be classified as a liability until the March 5, 2008 approval noted below. As a result of the Reverse Merger transaction, College Tonight thereby became Simex’s wholly owned subsidiary and the former stockholders of College Tonight became Simex’s controlling stockholders.

Under generally accepted accounting principles in the United States of America, the Reverse Merger Acquisition was considered to be a capital transaction in substance, rather than a business combination.  That is, the acquisition was equivalent to the issuance of stock by College Tonight, Inc. for the net monetary assets of Simex, accompanied by a recapitalization, and was accounted for as a change in capital structure. Accordingly, the accounting for the acquisition was identical to that resulting from a reverse acquisition, except that no goodwill was recorded.  Under reverse takeover accounting, the comparative historical financial statements of the “legal acquirer” (Simex) are those of the “accounting acquirer” (College Tonight, Inc.).  Earnings (loss) per share are calculated to reflect the company’s change in capital structure for all periods presented.  Costs associated with the merger were expensed as incurred by College Tonight, Inc. The net monetary assets acquired from the Simex business was $5,843.

College Tonight Inc. (the “Company” or “College Tonight”) was originally incorporated as a limited liability company, College Tonight LLC, on July 3, 2006, and all member units were exchanged for stock in College Tonight Inc. on June 7, 2007.

The Company conceptualized and designed a website that provides college students and alumni a social networking medium via the Internet. The website informs people of nightlife options in their community and school as well as promoting social interaction within the student body and alumni.

Since its inception, the Company has devoted substantially all of its efforts to research and development of its technology, business and financial planning, recruiting management and technical staff, acquiring assets and raising capital. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

On December 14, 2007, the Board of Directors of Simex approved and adopted by written consent resolutions to amend the Certificate of Incorporation of the Company. Pursuant to this Written Consent, the Company’s current Certificate of Incorporation was amended to (i) increase the Company’s total authorized stock from 50,000,000 to 100,000,000 shares of Common Stock (ii) effect a 1-for-4 Reverse Split of the Company’s issued and outstanding Common Stock, and (iii) change the Company’s name to “College Tonight, Inc.” to more accurately reflect our business operations. On March 5, 2008 the majority stockholders approved the increase amendment, the reverse split and the name change amendment dated as of December 14, 2007 (see Note 8). The Company applied for a change in its trading symbol, and has moved trading in its common stock to the OTC Bulletin Board as of March 28, 2008.

Liquidity

The Company is a development stage company which has generated negative cash flows from operations, and a deficit accumulated during the development stage of $869,459 at December 31, 2007.  Those factors, as well as the uncertain conditions that the Company faces regarding its future raising of capital and ultimately successfully commercializing its business plan raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has a plan in to increase capital through issuance of additional stock to shareholders, however there can be no assurance that this can be successfully consummated.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements of the Company do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note  2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Actual results could differ from those estimates.

Revenue Recognition

Revenue for sponsorships and placement of advertising are recognized when the events to which they pertain occur.

Depreciation and amortization

Property and equipment are stated at cost.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives of five years are used for furniture, fixtures, and equipment, and three years for computer hardware and software.

Advertising

The Company expenses all advertising costs as incurred and such costs amounted to $158,348 and $0 for the year ended December 31, 2007 and the period from July 3, 2006 (inception) to December 31, 2006, respectively.

Restricted cash

Restricted cash represents cash escrow from the Reverse Merger transaction.

Valuation of long-lived assets

The Company accounts for the valuation of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of the long-lived assets is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.  SFAS No. 144 had no impact on the Company’s financial statements during 2006 and 2007.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our diluted loss per share is the same as the basic loss per share for 2007 because our common stock equivalents are anti-dilutive. Shares of preferred stock convertible into 96,512,000 shares of common stock (including those common shares which will be considered restricted shares after conversion of the preferred stock to common stock), subject to certain adjustments, are not included in the diluted loss per share calculation, as they are anti-dilutive.

Income taxes

Deferred taxes are calculated using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold and measurement attributable to a tax position taken or expected to be taken on a tax return is required to be met before being recognized in the financial statements.  The adoption of FIN 48 had no material impact on the Company’s financial statements for the year ended December 31, 2007. The Company can not reasonably estimate uncertainties in tax positions for the years ended 2003 through 2006 because Simex has not filed tax returns and, thus, not yet determined its tax positions. Presumably, due to the existence of probable, as yet not determined loss carryovers, any such positions, if challenged, would presumably simply reduce the amount of the loss carryovers, and resultant deferred income tax assets. For tax positions taken by Simex for filed open years, including 2002 and possibly years previous to 2002, the Company can not reasonably estimate uncertainties in tax positions because of insufficient information.  It is also possible that the Company could be liable for unassessed penalties for Simex’s failure to timely file tax returns.  The amount of such penalties can not be currently determined but is not believed would have a material impact on the Company’s financial statements.

Capitalized Website Development Costs: The Company capitalizeds eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Opsition No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force, or EITF, Issue No. 00-02, Accounting for Website Development Costs. Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product’s estimated useful life one placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses. There were none through December 31, 2007

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The Company will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after December 15, 2007, and the Company is required to adopt SFAS 157 as of January 1, 2008.  The Company does not believe that the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company is required to adopt SFAS No. 159 as of January 1, 2008. The Company does not believe the adoption of SFAS No. 159 will have a material impact on its financial statements.

Note 3 — Property and Equipment

Property and equipment, net of accumulated depreciation as of December 31, 2007 are as follows:

	Estimated
	Useful Life	2007
Furniture and fixtures	5	$15,819
Computer equipment	3	5,865
		21,684
Less: accumulated depreciation		(2,158)
		$19,526

Depreciation and amortization expense for the year ended December 31, 2007, and the period from July 3, 2006 (inception) to December 31, 2006 was $2,158 and $0, respectively.

Note 4— Shareholder’s Equity

Member’s Deficit

On July 3, 2006 the Company was founded as a limited liability company, College Tonight LLC. College Tonight LLC recognized an accumulated members’ deficit of $68,676 from inception through June 7, 2007 when the Company was reincorporated as a Delaware C Corporation. Upon the exchanges of all member units for stock in College Tonight Inc., the Company assumed the net liabilities of the limited liability company, and issued 1,612,500 (post stock split) shares of common stock to its members, in exchange for their membership units.

Common Stock

On June 7, 2007, upon the exchange of all member units for stock in College Tonight Inc., the Company authorized capital of 10,000,000 shares of common stock. The Company issued 806,250 shares each to Zachery R. Suchin and Jason A. Schutzbank, officers of the Company. In addition 100,000 shares were issued to a director (resulting in a compensation charge of $1,000, representing the approximate fair value of such shares at the date of issuance) and 360,000 shares were issued to stock placement agents. In July and September 2007 the Company received $450,000 and $150,000, respectively, in exchange for the sale of 340,300 shares of common stock pursuant to a stock subscription agreement. All share amounts have been adjusted to reflect the 1,000 for 1 split which occurred at the date of the reverse merger. As discussed above, all of these issued shares to the shareholders of College Tonight Inc. (2,412,800 in the aggregate) were cancelled and 2,412,800 shares of Simex Series A preferred stock were issued to the shareholders as part of the Merger transaction.

On November 29, 2007, in connection with the reverse merger acquisition Simex closed a private placement pursuant to which Simex issued and sold to certain accredited investors 10,395,000 shares of common stock for $895,059, net of issuance and other direct costs of $144,441. At the time of the merger, there were 19,711,969 shares of common stock held by the Simex shareholders in the public shell.

On November 29, 2007, in connection with the reverse merger acquisition, Simex issued 3,812,817 shares of common stock resulting from the conversion of five convertible notes with an original balance of $182,000 plus accrued interest.  The notes were convertible into common stock at $0.05 per share, representing the approximate quoted value of the underlying common stock at the date of the transaction.

Each outstanding share of Common Stock entitles the holder thereof to one vote per share on all matters. Common Stockholders do not have preemptive rights to purchase shares in any future issuance of our Common Stock. Upon our liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, our assets will be divided pro-rata on a share-for-share basis among the holders of the shares of Common Stock.

The holders of shares of Common Stock are entitled to dividends out of funds legally available when and as declared by the Company’s Board of Directors. The Company has never declared a dividend and does not anticipate declaring a dividend in the foreseeable future. In the event of the Company’s liquidation, dissolution or winding up, holders of its Common Stock are entitled to receive, ratably, the net assets available to stockholders after payment of all creditors.

At December 31, 2007, the Company had 33,919,786 shares of Common Stock issued and outstanding.  Refer to Note 8, Subsequent Events, for shares issued and outstanding subsequent to the March 5, 2008 conversion of Series A preferred stock to common and the one for four reverse stock split.

At December 31, 2007 1,000,000 of the common shares (assuming the conversion of the Series A Preferred Stock to common stock) each issued to Zachery R. Suchin and Jason A. Schutzbank are subject to cancellation in the event certain performance targets are not met in the future. These shares have been excluded from the earnings (loss) per share calculation, as they are not considered outstanding for such purpose. When the restriction is released, the fair value of the shares will be measured and a compensatory charge recorded.

Preferred Stock

The Company may issue shares of preferred stock in one or more classes or series within a class as may be determined by our Board of Directors, who may establish the number of shares to be included in each class or series, may fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued by the Board of Directors may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of us, or both. Moreover, under certain circumstances, the issuance of preferred stock or the existence of the un-issued preferred stock might tend to discourage or render more difficult a merger or other change in control.

Series A Convertible Preferred Stock

In connection with the reverse merger acquisition of College Tonight Inc. on November 29, 2007, Simex issued 2,412,800 shares of Series A Preferred Stock for all the outstanding shares of College Tonight Inc.  The Series A Preferred Stock has the following features:

•                  Each share of Series A Preferred Stock is entitled to dividends in an amount equal to any cash dividend declared on each share of Common Stock times the conversion factor.

•                  Each share of Series A Preferred Stock is entitled to receive its share of assets distributable upon the liquidation, dissolution or winding up of the affairs of Simex equal to the amount distributable to each share of Common Stock times the conversion factor.

•                  Each share of Series A Preferred Stock is convertible into forty shares of Common Stock, subject to adjustment under certain circumstances, and will be mandatorily converted into Common Stock at any time that the Company has sufficient authorized but unissued shares of Common Stock to issue common stock on conversion of all outstanding shares of preferred stock. The 2,412,800 shares issued in connection with the reverse acquisition will convert into Common Stock on the first trading day following the effective date of the aforementioned amendments to the Company’s Certificate of Incorporation.

•                  Each share of Series A Preferred Stock is entitled to that number of votes equal to the number of shares of Common Stock into which it is convertible.

The Company has authorized the issuance of up to 5,000,000 shares of Series A Preferred Stock. At December 31, 2007, the Company had 2,412,800 shares of Series A Preferred Stock issued and outstanding. See note 8 for further information

On March 5, 2008, the 2,412,800 shares of Series A Preferred Stock issued to the new controlling stockholders were converted into Common Stock at the rate of forty (40) shares of Common Stock for each share of Series A Preferred Stock and were subject to a one for four reverse split. The shares of Series A Preferred Stock issued in connection with the reverse merger acquisition automatically converted, by their terms, into shares of Common Stock on the first trading day following the effective date of the aforementioned Amendments to our Certificate of Incorporation. See Note 8 for further information.

Note 5 - Income Taxes

The Company had no income tax liability for the period from July 3, 2006 (inception) to December 31, 2006 and for the year ended December 31, 2007 as the Company generated a loss in all periods and the resultant deferred tax assets have been fully reserved.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company has net operating losses of approximately $690,000 from the activities of College Tonight, Inc. since conversion to a C corporation.  Simex had significant net operating losses prior to the merger, however, the amount has not yet been calculated since that Company has not filed tax returns in recent years, and also utilization of the net operating losses would be significantly restricted, if available at all.  The utilization of net operating losses would be limited under section 382 of the Internal Revenue Code due to a change in ownership of more than 50%.

2007
Deferred tax assets:
Net operating loss carryforward	$275,468
Start up costs	63,092
Total gross deferred tax assets	338,560

Deferred tax liabilities:
Depreciation	(506)
Total gross deferred tax liabilities	(506)
Valuation allowance	(338,054)
Net deferred tax asset (liability)	$—

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

2007
Statutory federal income tax rate	34.0%
State taxes, net of federal benefits	5.7%
Valuation allowance	(39.7)%
Income tax rate	0.0%

See Note 2 for discussion of the adoption of Fin 48.

Note 6 - Related Parties

As of December 31, 2006, the Company had unsecured promissory notes outstanding to officers of $23,689. The promissory notes were due on June 30, 2007 and bore interest at a rate of 7% per annum. The notes were paid on June 18, 2007. Interest expense was $845 for the year ended December 31, 2007, and $662 for the period July 3, 2006 (inception) to December 31, 2006. As of December 31, 2007 the Company has a receivable of $3,574 due from the officers due to an inadvertant overpayment.

Warren L. Traver, a former Director of College Tonight, was paid $38,300 for consulting services rendered in conjunction with the reverse acquisition with College Tonight during the year ended December 31, 2007.

During 2006 we sponsored events promoted by Misedukated Ent, a college marketing and promotions firm, which is owned by Matthew Graham, a former member of College Tonight LLC. Payment for expenses made to Misedukated Ent during 2006 totaled $837.

Note  7- Commitments and Contingencies

Operating leases

The Company entered into an office space operating lease in 2007.  Total rent expense for the year ended December 31, 2007 was $24,131.  Future minimum rental payments required under the lease are as follows:

2008	$55,339
2009	57,418
2010	39,227
$151,984

Claims and assessments

In the normal course of business, the Company is subject to certain claims and assessments.  Management believes that there are no claims or assessments outstanding which would materially affect the financial position of the Company.

Employment agreements

The Company has employment agreements with Jason A. Schutzbank, Milton B. Suchin and Zachary R. Suchin. Milton B. Suchin is chairman of the Board of Directors of Simex’s wholly owned subsidiary, College Tonight.  Mr. Suchin is the father of Zachary Suchin, Simex’s current chairman and chief executive officer. The material terms of these agreements are as follows:

•                  Annual compensation for Mr. Zachary R. Suchin of $100,000 per year, Mr. Milton B. Suchin of $24,000 per year, and Mr. Schutzbank of $70,000 per year;

•                  Subject to earlier termination, the term of each agreement will expire on June 30, 2010;

•                  Reimbursement of health insurance expenses up to $250 per month for Mr. Zachary R, Suchin and Mr. Schutzbank, and reimbursement of the actual costs of health insurance for Mr. Milton B. Suchin;

•                  In the event of a termination without cause, severance equal to the salary due under the employment contract for a period equal to the greater of one year or the remaining term of the employment contract;

•                  In the event College Tonight does not employ the employee following the expiration of the term of the employment contract, either because of College Tonight’s decision not to renew the employment contract or the inability of College Tonight and the employee to negotiate a mutually acceptable new employment contract, severance equal to one year’s salary under the employment contract;

•                  A confidentiality covenant prohibiting the employee from disclosing any information that is owned, used or maintained by College Tonight and which provides College Tonight with an advantage over competitors who do not know or use the information;

•                  A non-compete covenant preventing the employee from rendering services or owning more than 5% of any other company whose business is the operation of a social networking website for as long as the employee is receiving severance under the employment contract.

Note  8 - Subsequent Events

On August 1, 2007 the Company entered into a consulting agreement with Insignia Public Relations & Media Strategies, Inc. (Insignia) to provide public relations services in the consumer, financial and industry trade media sectors for a period of twelve months. Insignia was to receive, on a monthly basis, the number of shares of common stock of College Tonight with a value of $2,000, based on the then current market value of such stock, commencing on the month in which the shares of common stock of College Tonight are publicly traded.  The agreement was terminated by College Tonight on January 11, 2008.  The Company is to issue a number of shares equal to a value of $10,733 for the services rendered. The Company accrued $10,733 as of December 31, 2007.

Upon the closing of the reverse merger acquisition, Simex’s directors, Kjell I. Jagelid and Warren L. Traver, resigned from all offices of Simex that they held effective immediately and also submitted letters of resignation from their positions as Simex directors.  Their resignations as directors became effective after dissemination on February 11, 2008 of a definitive information statement pursuant to Sections14(c) ands (f) of the Securities Exchange Act relating to the aforementioned amendments made to the Company’s Certificate of Incorporation.  Zachary Suchin and Jason Schutzbank were appointed to our Board of Directors, with Mr. Suchin being appointed Chairman. In addition, Messrs. Suchin and Schutzbank were appointed officers of Simex.

On March 5, 2008, Simex Technologies, Inc. amended its articles of incorporation to change its name to College Tonight, Inc., increase its authorized capital from 50,000,000 common shares to 100,000 ,000 and initiate a one for four reverse split. The Company has applied for a change in its trading symbol, and has moved trading in its common stock to the OTC Bulletin Board.

The following table reconciles shares issued and outstanding from December 31, 2007 to March 5, 2008.

Common stock shares issued and outstanding at December 31, 2007	33,919,786
Conversion of series A preferred stock at a rate of forty shares of common stock for each share of Series A preferred stock	96,512,000
130,431,786
Common stock shares issued and outstanding at March 5, 2008 after giving effect to the four for one reverse stock split	32,607,947

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Connolly, Grady & Cha, P.C. (“CGC”) was the independent registered public accounting firm for Simex prior to the Reverse Merger with College Tonight, Inc. Amper, Politziner & Mattia, P.C. (“Amper”) was the independent registered public accounting firm for College Tonight, Inc. and the Company retained Amper as the Company’s independent registered public accounting firm after the Reverse Merger.  As a result, on February 12, 2008, CGC was dismissed as the Company’s independent registered public accountant and the Company’s Board of Directors approved the decision to change the firm’s independent registered public accounting firm to Amper.

The reports on the Company’s financial statements as of and for the fiscal years ended December 31, 2005 and December 31, 2006 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that CGC’s report was modified to indicate that there was substantial doubt about the Company’s ability to continue as a going concern.  During the Company’s fiscal years ended December 31, 2006 and December 31, 2007, and the subsequent period through the date of the filing of this Report on Form 10-KSB, there have been no disagreements with CGC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of CGC would have caused it to make reference thereto in connection with its report on the financial statements for such years.  Also, during this period, there have been no reportable events as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On February 12, 2008, the Company engaged Amper as the Company’s new independent registered public accounting firm for the Company’s December 31, 2007 financial statement audit. The Company did not engage Amper in any prior consultation during the Company’s fiscal years ended December 31, 2006 and December 31, 2007 and the subsequent period through the date of the filing of this Report on Form 10-KSB.  College Tonight consulted Amper regarding the Reverse Merger transaction with Simex, and Amper had previously audited the financial statements of College Tonight LLC for the year ended December 31, 2006.

The information set forth in this Item 8 is qualified in its entirety by the February 12, 2008 Current Report on Form 8-K filed by Simex and the Form 8-K is incorporated herein by reference.

ITEM 8A.  CONTROLS AND PROCEDURES.

Zachary Suchin, College Tonight’s Chief Executive Officer, and Aaron Samel, Vice President of Finance and Business Development, are responsible for establishing and maintaining adequate internal controls over financial reporting.  In establishing controls, they considered, among other factors, a cost-benefit analysis of implementing certain controls and recognized that no matter how well designed and operated, the existence of controls and procedures provides only reasonable assurance of achieving their objectives.  They evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 and concluded that the Company’s disclosure controls and procedures are (1) designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Vice President of Finance by others, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded and communicated to our management and then processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

ITEM 8A(T). CONTROLS AND PROCEDURES.

Not applicable.

ITEM 8B.  OTHER INFORMATION.

None.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The following are our executive officers and directors and their respective ages and positions as of March 30, 2008:

Name	Age	Position with Company
Zachary R. Suchin	23	President, Chief Executive Officer and Director

Jason A. Schutzbank	21	Executive Vice President, Chief Technology Officer and Director

Milton B. Suchin	64	Chairman

Zachary R. Suchin.  Our President, Chief Executive Officer and a director of the Company since November  29, 2007.  Mr. Suchin holds no other directorships in reporting companies.  Born and raised in Los Angeles to a family deeply immersed in the entertainment industry, he absorbed pop-culture and took a great interest in how products came to market.  Having had great experience directly working for and with production companies, talent agencies, talent management firms and various other Hollywood-related organizations, he has developed a wide gamut of meaningful relationships over the years.  During college, he promoted high profile, weekly parties for college students, featuring various platinum-selling recording artists such as Ciara, Chingy, Akon, Jagged Edge, Outkast and various others.  As a co-founder of two separate promotion/marketing firms based in Atlanta, he ran a small business while pursuing a double major at Emory University, graduating with dual degrees in political science and film studies. Developing both Dynasty Entertainment and Misedukated Entertainment (misedukated.com) into viable businesses, some of the most successful college promotion companies in the country, Zach was recruited by a start-up Internet company, The High School Hook-Up, to run development of the networking site.  After difficulty obtaining funding, the project hit an impasse, which enabled Mr. Suchin to take his knowledge of the internet and his expertise in promotions and marketing to develop College Tonight with Mr. Schutzbank since the July 3, 2006 inception of College Tonight.

Jason A. Schutzbank.  Our Executive Vice President, Chief Technology Officer and a director of the Company since November 29, 2007.  Mr. Schutzbank holds no other directorships in reporting companies.  As President and CEO of Philly Designs LLC (phillydesigns.com), a web design and development company based in Philadelphia, Jason has creatively and professionally helped many businesses enter the online world.  Notable clients include the WahlRich Group, Marty Shoes, Business Book Review, and Julian Krinsky Camps and Programs. He has worked on many successful branding and marketing campaigns, with an emphasis on ease of use and utilizing revolutionary strategies, making his clients leaders in e-commerce and online marketing.  His creative ideas were recently implemented during a campaign for Subaru of America. Mr. Schutzbank is currently a student at Emory University and has worked with Mr. Suchin since the July 3, 2006 inception of College Tonight.

Milton B. Suchin. Our Chairman of College Tonight’s Board of Directors.  Mr. Suchin holds no other directorships in reporting companies.  Mr. Suchin is the father of Zachary Suchin. Born in Brooklyn, New York, Milton received a Bachelor of Science degree from Long Island University majoring in Business Management and Theater. He enlisted and served three years in the United States Navy during the Vietnam War. He began his entertainment career in the mailroom at International Famous Agency, the forerunner of International Creative Management (“ICM”).  He was a Senior Talent Agent at ICM for ten years and was a guest lecturer on the entertainment industry at USC, UCLA and The International Modeling Association among other organizations. As a talent agent he represented Shirley McLain, The  Pointer Sisters, Mel Torme and Debbie Boone, among others. In 1981 he formed his own talent management company, The Suchin Company, and has represented Phyllis Diller, Jack Jones, Michael Corbett, The Amazing Kreskin, Debbie Reynolds, Bill Harris, Danny Musico and Jack Youngblood among others. Milton has been active in the entertainment industry for nearly 40 years. He is a past President of The Talent Manager’s Association, a member of the Entertainment Industry’s main charity arm — Permanent Charities, The Magic Mirror Foundation, The Academy of Television Arts and Sciences, The Academy of Magic Arts, The Celebrity Outreach program, Hollywood International and the B’nai Brith Entertainment Industry Unit. He executive produced the “Bill Harris in Hollywood” series for the Showtime Networks.  He is a co-producer of the “Goodnight We Love You” documentary that has received the Best Documentary Award in San Diego, California in 2004. He also produced the Phyllis Diller A & E biography special and was an Executive Producer of the Johnny Wimbrey pilot in 2008 for Radar Entertainment.

Mssrs. Kjell I Jagelid and Warren L. Traver were officers and directors of Simex prior to the closing of the Reverse Merger with College Tonight.  In a Written Consent of Directors of Simex Technologies, Inc. dated November 17, 2007, each tendered his resignation as an officer of the Company effective immediately, and as a director, effective March 4, 2008.

Significant Employees

Aaron Samel.  Our Principal Accounting and Business Development Officer Aaron manages the finances of the Company and lends his expertise in the development of new business ventures.  Born and raised in Los Angeles, Aaron received his Bachelor of Science degree in finance from the Eller School of Management at the University of Arizona. While attending the University of Arizona, Aaron took a keen interest in the financial industry.  He accepted an offer for a position with UBS Financial Services and, while a student, assisted in the management of a university endowment portfolio.  After graduation, Aaron was recruited by Western Asset Management as a Cash Management Associate in New York City.  Aaron has been involved with College Tonight since its inception through his longtime relationship with Zachary Suchin.  Aaron has worked with Zachary in past ventures and decided to make a career shift to College Tonight upon learning of the opportunity and a proposal to join the newly formed entity.   With his expertise and professional experience in management and finance, Aaron will use his operational skills and entrepreneurial drive to help facilitate the expansion and success of College Tonight.

Family Relationships

Milton B. Suchin is Zachary Suchin’s father.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of the Company’s Board of Directors, its executive officers and holders of more than 10% of its outstanding common and preferred stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, as amended, which require them to file reports with respect to their ownership of the Company’s equity securities and their transactions in such securities. We believe such individuals to be in compliance with these reporting requirements based upon (1) the copies of Section 16(a) reports that the Company received from such persons for transactions in the Company’s common stock and preferred stock for the fiscal year ended December 31, 2007, and (2) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for such period.

Code of Ethics

Prior management of Simex adopted a Code of Ethics, which is set forth in Form 8-K filed with the Securities & Exchange Commission on April 1, 2005.  We will provide a copy of the Code of Ethics without charge upon written request directed to the Company. We plan to review whether to retain, amend or replace the Code of Ethics in the Company’s 2008 fiscal year.

Corporate Governance/Board Composition, Attendance and Committees

As of March 30, 2008, the Company’s Board of Directors is composed of Milton Suchin, Chairman of the Board, Zachary Suchin and Jason Schutzbank.  All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present.

We have not paid our directors fees in the past for attending scheduled and special meetings of our Board of Directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We do reimburse each director for reasonable travel expenses related to such director’s attendance at board of directors and committee meetings. We provided 100,000 shares of common stock to a director during 2006 for his services.

We currently do not have an audit, nominating or compensation committee. Currently, our Board of Directors is responsible for the functions that would otherwise be handled by these committees. The Board believes that it is appropriate for it not to have such standing committees at this time since the three directors are actively involved in such decisions.  We intend, however, to establish an audit committee and a compensation committee of our Board of Directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditor, evaluating our accounting policies and our system of internal controls. The compensation committee will be primarily responsible for reviewing and approving our salary and benefits policies (including stock options) and other compensation of our executive officers.

Our Board of Directors has not made a determination as to whether any member of our Board is an audit committee financial expert. Upon the establishment of an audit committee, the Board will determine whether any of the directors qualify as an audit committee financial expert.

Shareholder Communications

All officers and directors may be contacted at the Company’s address: 6380 Wilshire Boulevard, Suite 1020, Los Angeles, CA 90048.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to and Zachary Suchin, our current Chief Executive Officer, for services rendered in all capacities during the noted periods.  No executive officer received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary	Option Awards	Stock Awards	All Other Compensation
Zachary Suchin, CEO	2007	$75,846	0	0	$5,750	(3)
And President (2)	2006	$0	0	0	$2,158	(4)

Note to Table:

(2)     On November 29, 2007, Simex acquired College Tonight in a Reverse Merger.  In connection with the Reverse Merger, Mr. Suchin became Chief Executive Officer of Simex.  Prior to that date, Mr. Suchin served as Chief Executive Officer of College Tonight, Inc.  The compensation shown in this table includes amounts Mr. Suchin received both from College Tonight prior to the consummation of the Reverse Merger and after the completion of the Reverse Merger.

(3)     This amount represents an unsecured loan from College Tonight LLC at 7% annual interest and a June 30, 2007 maturity date.  The loan was paid in full on June 30, 2007.

(4)     This amount represents an unsecured loan from College Tonight LLC at 7% annual interest and a June 30, 2007 maturity date. The loan was paid in full on June 30, 2007.

College Tonight did not make any award to any executive officer under any long-term incentive plan in the last fiscal year.  College Tonight did not issue any options or stock appreciation rights during the last fiscal year.(5)

(5)     In November 1999, Simex’s Board of Directors approved a stock based compensation plan (“Plan”) under which shares or options can be granted to employees, directors and consultants.  In July 2003, the Board of Directors approved an amendment to the Plan to reserve up to 20% of the total outstanding shares. The Plan was cancelled upon the Reverse Merger with College Tonight.

Outstanding Equity Awards At Fiscal Year End

None.

Bonuses and Deferred Compensation

We do not have any bonus, deferred compensation or retirement plans.  All decisions regarding compensation are determined by our Board of Directors.

Shares Subject to Forfeiture

2,000,000 of the 8,062,500 shares of common stock in the Company issued to each of Zachary Suchin and Jason Schutzbank as a result of the Reverse Merger (as adjusted after giving effect to the reverse split and the conversion of the Series A Preferred Stock into common stock) are subject to forfeiture and will be cancelled unless certain Internet traffic thresholds are satisfied: 1,000,000 shares of common stock will be cancelled if College Tonight does not have 500,000 registered users(1) by November 29, 2009, the second anniversary of closing of the Reverse Merger, and an additional 1,000,000 shares will be cancelled if College Tonight does not have 1,000,000 registered users by November 29, 2010.

(1)     A “registered user” is defined as an individual who accesses the Company’s service, provides his or her e-mail address, accepts the terms of service, and confirms the validity of his or her e-mail address.

who provides his or her unique email address, who accepts the terms of service, and who confirms the validity of his/her email address, including some users who may initially be registered through an affiliate program, strategic partnership or acquisition, which may qualify as registered users.

Employment Agreements

The Company has employment agreements with Jason A. Schutzbank, Milton B. Suchin and Zachary R. Suchin.  Copies of these agreements are incorporated herein by reference.  Some of the material terms of these agreements are as follows:

•                  Annual compensation for Mr. Zachary R. Suchin of $100,000 per year, Mr. Milton B. Suchin of $24,000 per year, and Mr. Schutzbank of $70,000 per year.

•                  Subject to earlier termination, the term of each agreement will expire on June 30, 2010;

•                  Reimbursement of health insurance expenses up to $250 per month for Mr. Zachary R, Suchin and Mr. Schutzbank, and reimbursement of the actual costs of health insurance for Mr. Milton B. Suchin;

•                  In the event of a termination without cause, severance equal to the salary due under the employment contract for a period equal to the greater of one year or the remaining term of the employment contract;

•                  In the event College Tonight does not employ the employee following the expiration of the term of the employment contract, either because of College Tonight’s decision not to renew the employment contract or the inability of College Tonight and the employee to negotiate a mutually acceptable new employment contract, severance equal to one year’s salary under the employment contract;

•                  A confidentiality covenant prohibiting the employee from disclosing any information that is owned, used or maintained by College Tonight and which provides College Tonight with an advantage over competitors who do not know or use the information;

•                  A non-compete covenant preventing the employee from rendering services or owning more than 5% of any other company whose business is the operation of a social networking website for as long as the employee is receiving severance under the employment contract.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance under Equity Compensation Plans

None.

Security Ownership of Certain Beneficial Owners

None.

Security Ownership of Management(6)

Title of class	Name of beneficial owner	Amount and nature of beneficial ownership(7)	Percent of class
Common Stock	Jason Schutzbank(8)	8,062,500	24.7
Common Stock	Zachary Suchin(9)	8,062,500	24.7
Common Stock	Milton Suchin	1,000,000	3.1

Total of All Directors and Officers(10):	17,125,000	52.5%

Total Issued and Outstanding Common Shares:	32,607,947

(6)     The Company’s management and common stock held by management shown in the below table is as of March 30, 2008, after the closing of the Reverse Merger and after having given effect to the conversion of outstanding Series A preferred stock and the 1:4 reverse stock split. As such, the common stock held by Kjell Jagelid and Warren Traver, former directors and officers of Simex, are not reflected in the table.  The Company believes that Mr. Jagelid currently owns 899,125 shares or 2.8%, and Mr. Traver owns 91,875 shares or .3%, of College Tonight’s outstanding shares.

(7)     None of the shares are pledged to the Company as security.

(8)     Of the shares held by Mr. Schutzbank, 2,000,000 are subject to cancellation in the event certain performance targets are not met in the future.

(9)     Of the shares held by Mr. Suchin, 2,000,000 are subject to cancellation in the event certain performance targets are not met in the future.

(10)All officers and directors may be contacted at the Company’s address: 6380 Wilshire Boulevard, Suite 1020, Los Angeles, CA 90048.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Kjell Jagelid, a former officer and director of Simex, periodically advanced funds to Simex for the payment of bills.  Such funds were unsecured and re-payment did not bear interest.   As of October 31, 2007, the amount advanced by Mr. Jagelid during the last two years was $47,626.45. In addition, as of October 31, 2007, Mr. Jagelid was owed $6,420.26 for expenses incurred by him in 2004 and $30,000 for overpayments made by him in 2004 on a note payable by him in the original principle amount of $560,000.  In connection with the Reverse Merger with College Tonight, on the closing date of the Reverse Merger (November 29, 2007), Simex paid Mr. Jagelid $23,912.34 in full satisfaction of his claims against Simex for bills that he paid on behalf of Simex, unreimbursed business expenses and for the overpayment.

In 2005, Mr. Jagelid purchased 9,300,000 shares of Simex common stock originally issued to Probity Investigations, Inc. on December 5, 2003 in connection with Simex’s purchase of Remote Business Management, LLC.  The purchase price was $15,000.  In connection with the rescission of the Remote Business transaction, Mr. Jagelid agreed to surrender the shares for cancellation in return for reimbursement of the purchase price for the shares.  Simex paid Mr. Jagelid $15,000 on the November 29, 2007 closing date of the Reverse Merger with College Tonight.

Warren L. Traver, a former Director of Simex, was paid $38,300 for consulting services rendered in conjunction with the Reverse Merger.

Parents

Milton B. Suchin is the Company’s Chairman of the Board of Directors.  Mr. Suchin is the father of Zachary R. Suchin, the Company’s President, Chief Executive Officer and Board member.

Promoters and Control Persons

None.

Director Independence/Corporate Governance

Mssrs. Suchin, Schutzbank and Suchin comprise College Tonight’s Board of Directors, with Milton Suchin being the Chairman of the Board.

The Board of Directors held one meeting in January 2008.  All members participated. (11)

(11)    Kjell Jagelid and Warren Traver, former directors of Simex who tendered their resignations in connection with the Reverse Merger, participated in this meeting.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 13.  EXHIBITS

Exhibit
Number	Description
2.1

October 12, 2007 Agreement and Plan of Merger between Simex Technologies, Inc. and College Tonight, Inc. Incorporated by reference to Exhibit 2.1 of Form 8-K for Simex Technologies, Inc., dated October 12, 2007 and filed October 18, 2007.

3.1

Articles of Incorporation of College Tonight, Inc., as amended. Incorporated by reference to Form 10-SB for Simex Technologies, Inc., filed July 2, 1999 and by reference to Exhibit 3.1 of Form 8-K for Simex Technologies, Inc., dated March 5, 2008 and filed March 11, 2008.

4.1

Certificate of Designations, Power, Preferences and Relative, Participating, Optional and Other Special Rights of the Series A Voting Convertible Preferred Stock of Simex Technologies, Inc. Incorporated by reference to Exhibit 4.2 of Form 8-K for Simex Technologies, Inc., dated November 29, 2007 and filed December 6, 2007.

10.1

June 18, 2007 Employment Agreement between College Tonight, Inc. and Zachary Suchin. Incorporated by reference to Exhibit 10.5 of Form 8-K for Simex Technologies, Inc., dated November 29, 2007 and filed December 6, 2007.

10.2

June 18, 2007 Employment Agreement between College Tonight, Inc. and Jason Schutzbank. Incorporated by reference to Exhibit 10.6 of Form 8-K for Simex Technologies, Inc., dated November 29, 2007 and filed December 6, 2007.

10.3

June 18, 2007 Employment Agreement between College Tonight, Inc. and Milton Suchin. Incorporated by reference to Exhibit 10.7 of Form 8-K for Simex Technologies, Inc., dated November 29, 2007 and filed December 6, 2007.

10.4

August 19, 2004 Amended and Restated Agreement and Plan of Share Exchange between Simex Technologies, Inc. and Red Alert Group, Inc. Incorporated by reference to Exhibit 2.1 of Form 8-K for Simex Technologies, Inc., dated August 19, 2004 and filed September 3, 2004.

10.5

January 6, 2006 Mutual Rescission Agreement between Simex Technologies, Inc. and Red Alert Group, Inc. Incorporated by reference to Exhibit 10.3 of Form 8-K for Simex Technologies, Inc. for the quarter ended September 30, 2004 and filed November 14, 2007.

10.6

December 21, 2006 Modification to Mutual Rescission Agreement between Simex Technologies, Inc. and Red Alert Group, Inc. Incorporated by reference to Exhibit 10.4 of Form 10-QSB for Simex Technologies, Inc. for the quarter ended September 30, 2004 and filed November 14, 2007.

10.7	Notice of Sale of Securities of Simex Technologies, Inc. Incorporated by reference to Form REGDEX of Simex Technologies, Inc., dated October 11, 2007 and effective October 17, 2007.

10.8

Notice of Partnership between Simex Technologies, Inc. and Jangl, Inc. Incorporated by reference to Exhibit 99.1 of Form 8-K for Simex Technologies, Inc., dated December 6, 2007 and filed December 11, 2007.

16

February 16, 2008 letter from Connolly, Grady and Cha, P.C. concerning its dismissal as the Company’s independent registered public accountant. Incorporated by reference to Form 8-K of Simex Technologies, Inc., dated February 12, 2008 and filed February 19, 2008.

22.1

Preliminary Information Statement pursuant to Sections 14(C) and (F) of the Securities Exchange Act of 1934 on Form PRE 14C for Simex Technologies, Inc., dated December 14, 2007 and filed December 27, 2007.

22.2

Definitive Information Statement pursuant to Sections 14(C) and (F) of the Securities Exchange Act of 1934 on Form DEF 14C for Simex Technologies, Inc., dated February 6, 2008 and filed February 14, 2008.

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

In the fiscal year ended December 31, 2006 we retained Connolly, Grady and Cha, P.C. as our principal accountant. Following the merger with College Tonight, the Company retained Amper, Politziner & Mattia, P.C. as our principal accountants.  To minimize relationships that could appear to impair the objectivity of our principal accountant, our Board restricts the services that our principal accountant may provide to the Company primarily to audit-related services. The Company is only to obtain non-audit services from our principal accountant when the services offered by our principal accountant are more effective or economical than services available from other service providers, and, to the extent possible, only after competitive bidding. The Board has not adopted policies and procedures for pre-approving work performed by our principal accountant.

Audit Fees: The aggregate fees billed for the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant (Connolly, Grady and Cha, P.C.) for the audit of our annual financial statements and the review of financial statements included in our filed Form 10-QSB’s is $54,500.  These fees include the billings for Simex both before and after the Reverse Merger.  The aggregate fees billed for the fiscal year ended December 31, 2007 for professional services rendered by the principal accountant (Amper, Politziner & Mattia, P.C.) were $20,500.  The aggregate fees billed for the period from July 3, 2006 inception of College Tonight to December 31, 2006 for professional services rendered by the principal accountant (Amper, Politziner & Mattia, P.C.) for the audit of our annual financial statements were $10,050.

Audit-Related Fees: The aggregate fees billed for the fiscal year ended December 31, 2007 and for the period from July 3, 2006 to December 31, 2006, for assurance and related services by the principal accountant that are primarily related to the 8-K filing relating to the Reverse Merger, were $13,000 and $0, respectively.

Tax Fees: The aggregate fees billed for the fiscal year ended December 31, 2007 and for the period from July 3, 2006 to December 31, 2006, for professional services rendered by the principal accountant for tax compliance, tax planning and tax preparation were $750 and $0, respectively.

All Other Fees: The aggregate fees billed for the fiscal year ended December 31, 2007 and the period from July 3, 2006 to December 31, 2006, for products and services provided by the principal accountant and not reported under the above items “Audit Fees”, “Audit-Related Fees”, and “Tax Fees,” were $0 and $0, respectively.

[SIGNATURES ON FOLLOWING PAGE]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated:March 30, 2008	/s/ Zachary Suchin
Zachary Suchin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: March 30, 2008	/s/ Zachary Suchin
Zachary Suchin, President and Chief Executive Officer (Principle Executive Officer)

Dated: March 30, 2008	/s/ Jason Schutzbank
Jason Schutzbank, Director (Executive Vice President and Chief Technical Officer)

/s/ Milton Suchin
Dated: March 30, 2008	Milton Suchin, Chairman of the Board of Directors

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.