Form 10KSB/A
period 2007-12-31
College Tonight, Inc.
filed 2008-04-17
CIK 1089499

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

The aggregate market value of the 15,482,947 shares of common stock held by non-affiliates of the issuer, as of March 28, 2008, was $27,095,157 based upon the closing sale’s price of $1.75 per share. As of March 28, 2008, there were 32,607,147 shares of common stock outstanding. In determining the market value of non-affiliate common stock, shares of College Tonight’s common stock beneficially owned by each executive officer and director have been excluded. This determination of affiliate status is not necessarily a correlative determination for other purposes.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends College Tonight, Inc.’s Annual Report on Form 10-KSB (the “2007 Annual Report”) for the fiscal year ended December 31, 2007.  We are filing this Amendment No. 1 on Form 10-KSB/A for the purposes of correcting the following inadvertent errors: (i) the number of shares of College Tonight, Inc. common stock held by non-affiliates, as of March 28, 2008, totaled 15,482,947.  As such, the aggregate market value of the shares held by non-affiliates, as of March 28, 2008, was $27,095,157 based upon the closing sale’s price of $1.75 per share.  This correction has been made to the cover page of this Amendment No. 1 on Form 10-KSB/A; (ii) under the discussion of Development Costs (page 27), the words “cost of services and” are deleted and the word “costs” is added after the word “development” on the second line; on the penultimate line of the Selling, General and Administrative Expenses discussion (page 27), the “.” after the word “Merger” is deleted and the word “Which” on the same line is lower-cased; and (iii), in the last paragraph of Note 4 to the Financial Statements concerning the Company’s Common Stock (page 38), the reference to “1,000,000” common shares of College Tonight, Inc. issued to each of Zachary R. Suchin and Jason A. Schutzbank being subject to cancellation is deleted and replaced with “2,000,000.”  At the request of Amper, Politziner & Mattia, P.C., College Tonight Inc.’s independent registered accountant, below is a revised Report of Independent Public Accounting Firm executed by Amper, Politziner & Mattia, P.C. which replaces the Report previously provided on Form 10-KSB.

The changes effected by this Amendment No. 1 on Form 10-KSB/A are solely to amend the 2007 Annual Report as described above.  Updated officer certifications as required by Rule 12b-15 under the Securities Exchange Act of 1934 are provided herewith.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2007 ANNUAL REPORT AND WE HAVE NOT UPDATED OR AMENDED ANY OTHER DISCLOSURE TO REFLECT SUBSEQUENT EVENTS SINCE THE ORIGINAL FILING DATE.

ITEM 7.   FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

        We have audited the accompanying consolidated balance sheets of College Tonight, Inc. (formerly Simex Technologies, Inc.) (a development stage company, “the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ deficiency, and cash flows for the year ended December 31, 2007 and the period from July 3, 2006 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of College Tonight, Inc. as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the year ended December 31, 2007 and the period from July 3, 2006 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: April 17, 2008	/s/ Zachary Suchin
Zachary Suchin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and as of the dates indicated:

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: April 17, 2008	/s/ Zachary Suchin
Zachary Suchin, President and Chief Executive Officer (Principle Executive Officer)

Dated: April 17, 2008	/s/ Jason Schutzbank
Jason Schutzbank, Director (Executive Vice President and Chief Technical Officer)

/s/ Milton Suchin
Dated: April 17, 2008	Milton Suchin, Chairman of the Board of Directors

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.