Form 10-Q
period 2008-03-31
College Tonight, Inc.
filed 2008-05-14
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 00-26599

COLLEGE TONIGHT, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2983120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6380 Wilshire Boulevard, Suite 120, Los Angeles, CA	90048
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) 323-966-5800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at May 12, 2008: 33,239,536.

COLLEGE TONIGHT, INC.

COLLEGE TONIGHT, INC.

FINANCIAL STATEMENTS

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

The unaudited financial statements included herein have been prepared by College Tonight, Inc. (the “Company”).  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-KSB/A for 2007.

COLLEGE TONIGHT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		For the Period July 3, 2006 (Inception) to
	2008	2007	March 31, 2008
Revenues	$503	$2,417	$7,454

Operating Expenses:
Development costs	69,675	3,418	193,516
Depreciation and amortization	1,280	—	3,438
Marketing	60,298	5,418	266,030
Selling, general and administrative	293,640	5,396	841,384
Total operating expenses	424,893	14,232	1,304,368

Net Operating Loss	(424,390)	(11,815)	(1,296,914)

Interest income	4,630	—	9,202
Interest expense	—	—	(1,507)

Net Loss	$(419,760)	$(11,815)	$(1,289,219)

Loss per share (basic and diluted)	$(0.03)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	14,232,108	5,884,947

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash	$323,730	$722,402
Restricted cash	—	5,843
Prepaid expenses	25,000	—
Other current assets	3,500	7,074
Total Current Assets	352,230	735,319

Property, plant and equipment, net	18,246	19,526
Other assets	19,075	19,075
Total Assets	$389,551	$773,920

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$48,776	$10,971
Accrued expenses	105,005	130,086
Total Current Liabilities	153,781	141,057

Convertible preferred stock $.001 par value; 5,000,000 shares authorized; 2,412,800 shares issued and outstanding at December 31, 2007 (converted to equity in March 2008, see Note 5)	—	602,613
Commitments and contingencies

Shareholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized 32,628,015 and 33,919,786 shares issued and outstanding, respectively	32,628	33,920
Additional paid in capital	1,492,361	865,789
Deficit accumulated during the development stage	(1,289,219)	(869,459)
Total Shareholders’ Equity	235,770	30,250

Total Liabilities and Shareholders’ Equity	$389,551	$773,920

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Three Months Ended March 31,		For the Period July 3, 2006 (Inception) to
	2008	2007	March 31, 2008
Cash Flows from Operating Activities:
Net loss	$(419,760)	$(11,815)	$(1,289,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,280	—	3,438
Non-cash compensation charge	15,574	—	16,574
Change in assets and liabilities:
Prepaid expenses	(25,000)	—	(25,000)
Accounts payable and accrued expenses	23,391	7,272	164,448
Net cash used in operating activities	(404,515)	(4,543)	(1,129,759)

Cash Flows from Investing Activities:
Change in restricted cash	5,843	—	—
Other assets	—	—	(19,886)
Purchases of property and equipment	—	—	(21,684)
Net cash used in investing activities	5,843	—	(41,570)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance and other direct costs of $144,441	—	—	895,059
Proceeds from sale of common stock pursuant to subscription agreements	—	—	600,000
(Payments) proceeds from related party loans	—	5,678	—
Net cash provided by financing activities	—	5,678	1,495,059

Net change in cash	(398,672)	1,135	323,730
Cash at beginning of the period	722,402	355	—
Cash at end of the period	$323,730	$1,490	$323,730

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible Series A preferred shares to common shares	$602,613		$602,613

Issuance of convertible Series A preferred shares in the merger transaction			$602,613

Issuance of common stock upon conversion of notes payable and related accrued interest			$190,641

Conversion of LLC to corporation			$68,676

Common stock acquired upon merger with SIMEX			$160,086

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
/ MEMBERS DEFICIT

	Preferred Stock			Common Stock
	Shares	Amount	Members Deficit Accumulated during the Development Stage	Shares	Amount	Additional Paid in Capital	Deficit Accumulated during the Development Stage	Total Shareholders’ Equity

Balance at July 3, 2006 (inception)	—	$—	$—	—	$—	$—	$—	$—
Net loss for the period from July 3, 2006 to December 31, 2006	—	—	(44,384)	—	—	—	—	(44,384)
Balance at December 31, 2006	—	$—	$(44,384)	—	$—	$—	$—	$(44,384)

Net loss for the period from January 1, 2007 through June 7, 2007, date of conversion from an LLC to a corporation	—	—	(24,292)	—	—	—	—	(24,292)
Effect of conversion from LLC to corporation	—	—	68,676	1,612,500	1,613	(25,905)	(44,384)	—
Issuance of common stock from subscription agreements	—	—	—	340,300	340	599,660	—	600,000
Shares of College Tonight issued to director and placement agents	—	—	—	460,000	460	540	—	1,000
Conversion of common stock to preferred stock upon merger with Simex	2,412,800	602,613	—	(2,412,800)	(2,413)	(600,200)	—	(602,613)
Issuance of common stock, net of issuance costs	—	—	—	10,395,000	10,395	884,664	—	895,059
Common stock acquired upon merger with Simex	—	—	—	19,711,969	19,712	(179,798)	—	(160,086)
Issuance of common shares for conversion of notes payable	—	—	—	3,812,817	3,813	186,828	—	190,641
Net loss for the period from June 7, 2007 to December 31, 2007	—	—	—	—	—	—	(825,075)	(825,075)
Balance at December 31, 2007	2,412,800	$602,613	$—	33,919,786	$33,920	$865,789	$(869,459)	$30,250
Conversion of preferred stock to common stock at a rate of forty shares of common stock for each share of preferred stock	(2,412,800)	(602,613)	—	96,512,000	96,512	506,101	—	602,613
Reverse stock split at a conversion rate of four for one	—	—	—	(97,823,840)	(97,824)	97,824	—	—
Issuance of common stock, net of issuance costs	—	—	—	20,081	20	22,647	—	22,667
Net loss	—	—	—	—	—	—	(419,760)	(419,760)
Balance at March 31, 2008 (Unaudited)	—	$—	$—	32,628,028	$32,628	$1,492,361	$(1,289,219)	$235,770

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note  1 — Nature of Business and Basis of Presentation

The Company conceptualized and designed a website that provides college students and alumni a social networking medium via the Internet. The website informs people of nightlife options in their community and school as well as promotes social interaction within the student body and alumni.

Since its inception, the Company has devoted substantially all of its efforts to research and development of its technology, business and financial planning, recruiting management and technical staff, acquiring assets and raising capital. Accordingly, the Company is considered to be in its development stage as defined in Statement of Financial Accounting Standards No. 7.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2008  The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

Note  2 - History and Liquidity

Background

On November 29, 2007, Simex Technologies, Inc., the predecessor to College Tonight, Inc. (“Simex”) completed an acquisition of College Tonight, Inc. (the “Reverse Merger”). Simex had been an inactive public shell for the past two years. As part of the acquisition, Simex issued to the stockholders of College Tonight, Inc., 2,412,800 shares of Series A Preferred Stock in exchange for all of the issued and outstanding capital stock of College Tonight.  Since Simex did not have sufficient authorized common shares at the date of the transaction to effect the conversion of the Series A Preferred shares to common, the value of the preferred stock was classified as a liability at December 31, 2007 until the March 5, 2008 share authorization approval noted below. As a result of the Reverse Merger transaction, College Tonight became Simex’s wholly-owned subsidiary and the former stockholders of College Tonight became Simex’s controlling stockholders.

Under generally accepted accounting principles in the United States of America, the Reverse Merger was considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition was equivalent to the issuance of stock by College Tonight, Inc. for the net monetary assets of Simex, accompanied by a recapitalization, and was accounted for as a change in capital structure. Accordingly, the accounting for the acquisition was identical to that resulting from a reverse acquisition, except that no goodwill was recorded.  Under reverse takeover accounting, the comparative historical financial statements of the “legal acquirer” (Simex) are those of the “accounting acquirer” (College Tonight).  Earnings (loss) per share are calculated to reflect the company’s change in capital structure for all periods presented.  Costs associated with the merger were expensed as incurred by College Tonight, Inc. The net monetary assets acquired from the Simex business was $5,843.

College Tonight was originally formed as a California limited liability company, College Tonight LLC, on July 3, 2006, and all member units were exchanged for stock in College Tonight Inc. on June 7, 2007 when the Company converted into a Delaware corporation.

On December 14, 2007, the Board of Directors of Simex approved and adopted by written consent resolutions to amend the Certificate of Incorporation of the Company. Pursuant to this Written Consent, the Company’s Certificate of Incorporation was amended to (i) increase the Company’s total authorized stock from 50,000,000 to 100,000,000 shares of Common Stock (ii) effect a 1-for-4 Reverse Split of the Company’s issued and outstanding Common Stock, and (iii) change the Company’s name to “College Tonight, Inc.” to more accurately reflect our business operations. On March 5, 2008 the share increase  reverse split, and name change became effective. The Company applied for a change in its trading symbol, and now trades under the ticker symbol “CGEG” on the Pink Sheets.

Upon the closing of the Reverse Merger, Simex’s directors, Kjell I. Jagelid and Warren L. Traver, resigned from all offices of Simex that they held effective immediately and also submitted letters of resignation from their positions as Simex directors.  Their resignations as directors became effective after dissemination on February 11, 2008 of a definitive information statement pursuant to Sections14(c) ands (f) of the Securities Exchange Act relating to the aforementioned amendments made to the Company’s Certificate of Incorporation.  Zachary Suchin and Jason Schutzbank were appointed to our Board of Directors, with Mr. Suchin being appointed Chairman. In addition, Messrs. Suchin and Schutzbank were appointed officers of Simex.

Liquidity

The Company is a development stage company which has generated negative cash flows from operations, and a deficit accumulated during the development stage of $1,289,219 at March 31, 2008.  Those factors, as well as the uncertain conditions that the Company faces regarding its future raising of capital and ultimately successfully commercializing its business plan raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has a plan in to increase capital through issuance of additional stock, however there can be no assurance that this can be successfully consummated.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements of the Company do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note  3 - Summary of Significant Accounting Policies

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

Advertising

The Company expenses all advertising costs as incurred and such costs amounted to $60,298 and $5,418 for the three months ended March 31, 2008 and 2007, respectively.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our diluted loss per share is the same as the basic loss per share for 2008 and 2007. At March 31, 2008 2,000,000 of the common shares each issued to Zachary R. Suchin and Jason A. Schutzbank are subject to cancellation in the event certain performance targets are not met. These shares have been excluded from the earnings (loss) per share calculation, as they are not considered outstanding for such purpose.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold and measurement attributable to a tax position taken or expected to be taken on a tax return is required to be met before being recognized in the financial statements.  The adoption of FIN 48 had no material impact on the Company’s financial statements for the year ended December 31, 2007. The Company can not reasonably estimate uncertainties in tax positions for the years ended 2003 through 2006 because Simex has not filed tax returns and, thus, not yet determined its tax positions. Presumably, due to the existence of probable, as yet not determined loss carryovers, any such positions, if challenged, would presumably simply reduce the amount of the loss carryovers, and resultant deferred income tax assets. For tax positions taken by Simex for filed open years, including 2002 and possibly years previous to 2002, the Company can not reasonably estimate uncertainties in tax positions because of insufficient information.  It is also possible that the Company could be liable for unassessed penalties for Simex’s failure to timely file tax returns.  The amount of such penalties can not be currently determined but it is not believed they would have a material impact on the Company’s financial statements.

Capitalized website development costs

The Company capitalized eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Opinion No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force, or EITF, Issue No. 00-02, “Accounting for Website Development Costs”. Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses. There were no such costs for the three months ending March 31, 2008 and 2007, respectively.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements.  SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements.  SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The Company will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after December 15, 2007, and the Company’s adoption of SFAS 157 as of January 1, 2008 did not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company’s adoption of SFAS No. 159 as of January 1, 2008 did not have a material impact on its financial statements.

Note 4 — Property and Equipment

Property and equipment, net of accumulated depreciation are as follows:

	Estimated Useful Life	March 31, 2008	December 31, 2007
Furniture and fixtures	5	$15,819	$15,819
Computer equipment	3	5,865	5,865
		21,684	21,684
Less: accumulated depreciation		(3,438)	(2,158)
		$18,246	$19,526

Depreciation and amortization expense for the three months ended March 31, 2008 and 2007 was $1,280 and $0, respectively.

Note 5 — Shareholder’s Equity

Common Stock

On June 7, 2007, upon the exchange of all member units for stock in College Tonight Inc., the Company had authorized capital of 10,000,000 shares of common stock. The Company issued 806,250 shares each to Zachary R. Suchin and Jason A. Schutzbank, officers of the Company. In addition 100,000 shares were issued to a director (resulting in a compensation charge of $1,000, representing the approximate fair value of such shares at the date of issuance) and 360,000 shares were issued to stock placement agents. In July and September 2007 the Company received $450,000 and $150,000, respectively, in exchange for the sale of 340,300 shares of common stock pursuant to a stock subscription agreement. All share amounts have been adjusted to reflect the 1,000 for 1 split which occurred at the date of the Reverse Merger. As discussed above, all of these issued shares to the shareholders of College Tonight Inc. (2,412,800 in the aggregate) were cancelled and 2,412,800 shares of Simex Series A preferred stock were issued to the shareholders as part of the Reverse Merger transaction.

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

On March 5, 2008, Simex Technologies, Inc. amended its articles of incorporation to change its name to College Tonight, Inc., increase its authorized capital from 50,000,000 to 100,000,000 common shares and initiate a one for four reverse split. All share amounts in the above consolidated financial statements have been adjusted to reflect the one for four reverse split.

At March 31, 2008 2,000,000 of the common shares each issued to Zachary R. Suchin and Jason A. Schutzbank are subject to cancellation in the event certain performance targets are not met in the future. These shares have been excluded from the earnings (loss) per share calculation, as they are not considered outstanding for such purpose. When the restriction is released, the fair value of the shares will be measured and a compensatory charge recorded.

Preferred Stock

The Company may issue shares of preferred stock in one or more classes or series within a class as may be determined by the Board of Directors, who may establish the number of shares to be included in each class or series, may fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued by the Board of Directors may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of the Company. Moreover, under certain circumstances, the issuance of preferred stock or the existence of the un-issued preferred stock might tend to discourage or render more difficult a merger or other change in control.

Series A Convertible Preferred Stock

In connection with the reverse merger acquisition of College Tonight Inc. on November 29, 2007, Simex issued 2,412,800 shares of Series A Preferred Stock for all the outstanding shares of College Tonight, Inc. The Series A Preferred Stock has the following features:

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

•                  Each share of Series A Preferred Stock is convertible into forty shares of Common Stock, subject to adjustment under certain circumstances, and will be mandatorily converted into Common Stock at any time that the Company has sufficient authorized but unissued shares of Common Stock to issue common stock on conversion of all outstanding shares of preferred stock. The 2,412,800 shares issued in connection with the reverse acquisition converted into Common Stock on the first trading day following the effective date of the aforementioned amendments to the Company’s Certificate of Incorporation.

•                  Each share of Series A Preferred Stock is entitled to that number of votes equal to the number of shares of Common Stock into which it is convertible.

The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock. At December 31, 2007, the Company had 2,412,800 shares of Series A Preferred Stock issued and outstanding. On March 5, 2008, the 2,412,800 shares of Series A Preferred Stock issued to the new controlling stockholders were converted into Common Stock in the Company at the rate of forty (40) shares of Common Stock for each share of Series A Preferred Stock and were subject to a one for four reverse split.

Note 6 — Income Taxes

The Company had no income tax liability for the three months ended March 31, 2008 and 2007 as the Company generated a loss in all periods and the resultant deferred tax assets have been fully reserved.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company has net operating losses of approximately $1,115,000 from the activities of College Tonight, Inc. since conversion to a C corporation. Simex had significant net operating losses prior to the merger, however, the amount has not yet been calculated since Simex has not filed tax returns in recent years, and also utilization of the net operating losses would be significantly restricted, if available at all.  The utilization of net operating losses would be limited under section 382 of the Internal Revenue Code due to a change in ownership of more than 50%. The significant components of the Company’s deferred tax assets (liabilities) are as follows:

March 31, 2008
Deferred tax assets:
Net operating loss carryforward	$442,766
Start up costs	63,092
Total gross deferred tax assets	505,858

Deferred tax liabilities:
Depreciation	(506)
Total gross deferred tax liabilities	(506)
Valuation allowance	(505,352)
Net deferred tax asset (liability)	$—

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

March 31, 2008
Statutory federal income tax rate	34.0%
State taxes, net of federal benefits	8.7%
Valuation allowance	(42.7)%
Income tax rate	0.0%

See Note 3 for discussion of the adoption of Fin 48.

Note  7 — Commitments and Contingencies

Claims and assessments

In the normal course of business, the Company is subject to certain claims and assessments.  Management believes that there are no claims or assessments outstanding which would materially affect the financial position of the Company.

Employment agreements

The Company has employment agreements with Jason A. Schutzbank, Milton B. Suchin and Zachary R. Suchin. Milton B. Suchin is chairman of the Board of Directors of College Tonight.  Mr. Suchin is the father of Zachary Suchin, the Company’s chief executive officer. The material terms of these agreements are as follows:

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

Note  8 — Subsequent Events

On April 11, 2008, the Company acquired certain assets and assumed no liabilities of OnFIREbeerpong, Inc. (“Onfire”) for $12,500.  Onfire is based in San Diego, California and is an online e-commerce business that specializes in designing, manufacturing and selling beer pong tables through a website with the domain name of Onfirebeerpong.com. The acquisition was funded through the issuance of 10,000 shares of common stock, valued at $1.25 per share, which was the market price of the Company’s common stock on the date of the transaction. Onfire has limited assets and liabilities and limited sales activity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

Plan of Operations / Overview

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

Results of Operations — Three Months Ended March 31, 2008 and 2007

Revenues

College Tonight’s revenues from operations for the three months ended March 31, 2008 and 2007 were $503 and $2,417, respectively.  During these periods College Tonight focused on developing our business plan, promotional events, advertising and developing our website.  The decrease in revenue was primarily attributable to sponsorship of a promotional event by a single customer in 2007 compared to ticket sales for a single event in 2008. Overall, we generated minimal revenue from the few events that were run during the initial roll-out of the service offering during 2008 and 2007. Accordingly, our revenues during this period are not reflective of the revenues we expect to generate in the future.

Depreciation and Amortization Expense

College Tonight incurred depreciation expense of $1,280 and zero for the three months March 31, 2008 and 2007, respectively, reflecting the timing of the purchases of the initial capital assets.

Development Costs

College Tonight incurred development costs of $69,675 and $3,418 for the three months ended March 31, 2008 and 2007, respectively.  The $66,257 increase in development costs was used to further develop our Website in preparation for the national rollout of our online services on college campuses across the country.  None of these costs met the criteria for capitalization as they did not represent enhancements of the functionality of the Company’s website.

Marketing Expenses

College Tonight incurred marketing expenses of $60,298 and $5,418 for the three months ended March 31, 2008 and 2007, respectively. The increase of $54,880 was attributable to the advertisement and promotion costs necessary to launch our business as well as to create brand awareness for our services and Company name.

Selling, General and Administrative Expenses

College Tonight incurred selling, general and administrative expenses of $293,640 and $5,396 for the three months ended March 31, 2008 and 2007, respectively.  The increase of $288,244 was incurred in building the corporate infrastructure necessary to launch our new business.  Approximately $103,377 was attributable to the compensation of College Tonight officers and employees, and $116,925 was incurred for professional fees associated with legal and accounting costs of being a public company as well as the costs of College Tonight’s incorporation and subsequent Reverse Merger, which can not be capitalized under the accounting rules for reverse mergers. The remaining selling, general and administrative expenses of $73,338 was primarily attributable to rent, insurance and travel related costs associated with the running of the business.

Interest Income and Expense

Net interest income was $4,630 and zero for the three months ended March 31, 2008 and 2007, respectively, resulting from earnings on cash invested in interest bearing bank accounts.

Net Loss

During the three months ended March 31, 2008 and 2007, we incurred a net loss of $419,760 and $11,815, respectively.  The net losses experienced by the Company reflect the Company’s expenses to research and develop its technology, create business and financial plans, promote its service offerings and recruit management and other staff.

Liquidity and Capital Resources

At March 31, 2008, we had $323,730 in cash, current liabilities of $153,781 and working capital of $198,449. While we had positive working capital at March 31, 2008, we currently have minimal revenues and it’s likely that we will spend all of our cash on product development and marketing expenses before we achieve a breakeven level of operations.  The Company believes that cash on hand is sufficient for at least the next six months in light of anticipated operating expenses.  Additional financing efforts are expected within the next six months, though the Company is unable to provide information as to the terms of any such financing or whether its efforts to obtain additional funds will be successful.  If so, we will likely need to raise additional capital in order to continue to operate and grow the business in accordance with our business plan. We may sell additional common or preferred shares in the Company and are actively exploring other alternatives to the issuance of additional equity capital. There is no assurance that we will be able to obtain additional capital or that the terms necessary to attract additional investors will be beneficial to existing shareholders.

At December 31, 2007, we had $728,245 in cash and restricted cash, current liabilities of $141,057, and working capital of $594,262.

Going Concern

College Tonight’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, College Tonight incurred net operating losses for the three months ended March 31, 2008 and during the period from July 3, 2006 to March 31, 2008. These factors create substantial doubt about our ability to continue as going concern. Our ability to continue as a going concern is dependent, for the foreseeable future, on our continued success in raising capital.  The financial statements do not include any adjustments that might be necessary if College Tonight is unable to continue as a going concern.

Off-Balance Sheet Arrangements

College Tonight does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Vice President of Finance and Business Development have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—15(e)) as of March 31, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Vice President of Finance and Business Development, have concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chief Executive Officer and Vice President of Finance and Business Development, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended

March 31, 2008 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

The Company issued 20,081 shares of common stock to certain unaffiliated parties in consideration for providing marketing and promotional services and in consideration for services rendered by a former employee.   The sales of the unregistered securities were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 as these offerings were without public solicitation or advertising.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit Number	Description

2.1

Articles of Incorporation of College Tonight, Inc., as amended. Incorporated by reference to Form 10-QSB for Simex Technologies, Inc., filed July 2, 1999 and by reference to Exhibit 3.1 of Form 8-K for Simex Technologies, Inc., dated March 5, 2008 and filed March 11, 2008.

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

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGE TONIGHT, INC.
(FORMERLY KNOWN AS SIMEX TECHNOLOGIES, INC.)

Dated: May 14, 2008

By:	/s/ Zachary R. Suchin
Zachary R. Suchin, President, CEO and
Principal Executive Officer

By:	/s/ Aaron Samel
Aaron Samel, Vice President of Finance
and Business Development, and Principal
Financial Officer