Form 10KSB/A
period 2007-12-31
College Tonight, Inc.
filed 2008-08-12
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

(Amendment No. 2)

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

The aggregate market value of the 15,482,947 shares of common stock held by non-affiliates of the issuer, as of March 28, 2008, was $27, 095,157 based upon the closing sale’s price of $1.75 per share.  As of March 28, 2008, there were 32,607,947 shares of common stock outstanding.  In determining the market value of non-affiliate voting stock, shares of College Tonight’s common stock beneficially owned by each executive officer and director have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A (this “Amendment”) amends College Tonight, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Original Filing”) originally filed on April 1, 2008 with the Securities and Exchange Commission (the “Commission”) and amended by Amendment No. 1 on Form 10-KSB/A filed with the Commission on April 17, 2008 (“Amendment No. 1”).  We are filing this Amendment for the purposes of replacing Item 8(a) (Controls and Procedures) with Item 8(a)(T) and including in Item 8(a)(T) Management’s Report on Internal Control over Financial Reporting to further clarify the required disclosures under provisions of Item 308 in Regulation S-K.  In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has also filed with this Amendment updated officer certifications set forth in Exhibits 31.1, 31.2, 32.1, 32.2.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the date of the Original Filing.

The changes effected by this Amendment No. 2 on Form 10-KSB/A are solely to amend the Original Filing as described above.  No modification or update is otherwise made to any other disclosures or exhibits to the Original Filing, as amended by Amendment No. 1.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2007 ANNUAL REPORT AND WE HAVE NOT UPDATED OR AMENDED ANY OTHER DISCLOSURE TO REFLECT SUBSEQUENT EVENTS SINCE THE ORIGINAL FILING DATE.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8(A) CONTROLS AND PROCEDURES is hereby deleted in its entirety and Item 8A(T) CONTROLS AND PROCEDURES is hereby amended and restated in its entirety as follows:

Item 8A(T).  CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting:  Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of management, including our Chief Executive Officer and our Vice President of Finance and Business Development, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting includes policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Controls:  Our management, including our Chief Executive Officer and our Vice President of Finance and Business Development, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes to company internal controls:  In our opinion there were no material changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal controls over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: August 5, 2008	/s/ Zachary Suchin
Zachary Suchin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and as of the dates indicated:

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: August 5, 2008	/s/ Zachary Suchin
Zachary Suchin, President and Chief
Executive Officer (Principle Executive Officer)

Dated: August 5, 2008	/s/ Jason Schutzbank
Jason Schutzbank, Director (Executive
Vice President and Chief Technical Officer)

Dated: August 5, 2008	/s/ Milton Suchin
Milton Suchin, Chairman of the Board of Directors

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]