Form 10-Q
period 2008-06-30
College Tonight, Inc.
filed 2008-08-13
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller 77reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐           No ☒

The number of shares of registrant’s common stock, $0.01 par value, outstanding at August 11, 2008: 34,406,767.

COLLEGE TONIGHT, INC.

COLLEGE TONIGHT, INC.

FINANCIAL STATEMENTS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

The unaudited interim financial statements included herein have been prepared by College Tonight, Inc. (the “Company”).  In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and notes to the financial statements be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-KSB/A for 2007.

COLLEGE TONIGHT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,
	2008	2007
Revenues	$1,150	$2,417

Operating Expenses:
Development costs	59,822	9,249
Depreciation and amortization	2,250	—
Marketing	66,377	5,371
Selling, general and administrative	241,210	23,406
Total operating expenses	369,659	38,026

Net Operating Loss	(368,509)	(35,609)

Interest income	665	—
Interest expense	—	(845)

Net Loss	$(367,844)	$(36,454)

Loss per share (basic and diluted)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	28,859,168	6,494,775

COLLEGE TONIGHT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended June 30,		For the Period July 3, 2006 (Inception) to
	2008	2007	June 30, 2008
Revenues	$1,653	$4,834	$8,604

Operating Expenses:
Development costs	129,497	12,667	253,338
Depreciation and amortization	3,529	—	5,688
Marketing	126,675	10,789	332,407
Selling, general and administrative	534,851	28,802	1,082,594
Total operating expenses	794,552	52,258	1,674,027

Net Operating Loss	(792,899)	(47,424)	(1,665,423)

Interest income	5,295	—	9,867
Interest expense	—	(845)	(1,507)

Net Loss	$(787,604)	$(48,269)	$(1,657,063)

Loss per share (basic and diluted)	$(0.04)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	21,545,648	6,191,545

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
Assets
Current Assets:
Cash	$453,624	$722,402
Restricted cash	—	5,843
Prepaid expenses	365,625	—
Other current assets	4,353	7,074
Total Current Assets	823,602	735,319

Property, plant and equipment, net	18,054	19,526
Intangible assets	15,870	4,487
Other assets	28,040	14,588
Total Assets	$885,566	$773,920

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,582	$10,971
Accrued expenses	53,308	130,086
Total Current Liabilities	91,890	141,057

Convertible preferred stock $.001 par value; 5,000,000 shares authorized; 2,412,800 shares issued and outstanding at December 31, 2007 (converted to common stock in March 2008, see Note 6)	—	602,613
Commitments and contingencies

Shareholders’ Equity:
Common stock; $.001 par value; 100,000,000 shares authorized 34,406,767 and 33,919,786 shares issued and outstanding, respectively	34,407	33,920
Additional paid in capital	2,416,332	865,789
Deficit accumulated during the development stage	(1,657,063)	(869,459)
Total Shareholders’ Equity	793,676	30,250

Total Liabilities and Shareholders’ Equity	$885,566	$773,920

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(UNAUDITED)

	Six Months Ended June 30,		For the Period July 3, 2006 (Inception) to
	2008	2007	June 30, 2008
Cash Flows from Operating Activities:
Net loss	$(787,604)	$(48,269)	$(1,657,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,523	—	4,681
Non-cash compensation charge	58,824	—	59,824
Change in assets and liabilities:
Prepaid expenses	(90,625)	(860)	(96,468)
Accounts payable and accrued expenses	(38,201)	1,776	102,856
Net cash used in operating activities	(855,083)	(47,353)	(1,586,170)

Cash Flows from Investing Activities:
Change in restricted cash	5,843	—	5,843
Other assets	(13,451)	—	(33,337)
Purchases of property and equipment	(1,087)	(5,574)	(22,771)
Net cash used in investing activities	(8,695)	(5,574)	(50,265)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net of issuance and other direct costs of $144,441	—	—	895,059
Proceeds from sale of common stock pursuant to subscription agreements	595,000	450,050	1,195,000
(Payments) proceeds from related party loans	—	(26,673)	—
Net cash provided by financing activities	595,000	423,377	2,090,059

Net change in cash	(268,778)	370,450	453,624
Cash at beginning of the period	722,402	355	—
Cash at end of the period	$453,624	$370,805	$453,624

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible Series A preferred shares to common shares	$602,613		$602,613

Issuance of common stock	$353,417		$353,417

Issuance of convertible Series A preferred shares in the merger transaction			$602,613

Issuance of common stock upon conversion of notes payable and related accrued interest			$190,641

Conversion of LLC to corporation			$68,676

Common stock acquired upon merger with SIMEX			$160,086

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

 (A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS’ EQUITY / MEMBERS DEFICIT

	Preferred Stock		Members Deficit Accumulated during the Development	Common Stock		Additional Paid in	Deficit Accumulated during the Development	Total Shareholders’
	Shares	Amount	Stage	Shares	Amount	Capital	Stage	Equity

Balance at July 3, 2006 (inception)	—	$—	$—	—	$—	$—	$—	$—
Net loss for the period from July 3, 2006 to December 31, 2006	—	—	(44,384)	—	—	—	—	(44,384)
Balance at December 31, 2006	—	$—	$(44,384)	—	$—	$—	$—	$(44,384)

Net loss for the period from January 1, 2007 through June 7, 2007, date of conversion from an LLC to a corporation	—	—	(24,292)	—	—	—	—	(24,292)
Effect of conversion from LLC to corporation	—	—	68,676	1,612,500	1,613	(25,905)	(44,384)	—
Issuance of common stock from subscription agreements	—	—	—	340,300	340	599,660	—	600,000
Shares of College Tonight issued to director and placement agents	—	—	—	460,000	460	540	—	1,000
Conversion of common stock to preferred stock upon merger with Simex	2,412,800	602,613	—	(2,412,800)	(2,413)	(600,200)	—	(602,613)
Issuance of common stock, net of issuance costs	—	—	—	10,395,000	10,395	884,664	—	895,059
Common stock acquired upon merger with Simex	—	—	—	19,711,969	19,712	(179,798)	—	(160,086)
Issuance of common shares for conversion of notes payable	—	—	—	3,812,817	3,813	186,828	—	190,641
Net loss for the period from June 7, 2007 to December 31, 2007	—	—	—	—	—	—	(825,075)	(825,075)
Balance at December 31, 2007	2,412,800	$602,613	$—	33,919,786	$33,920	$865,789	$(869,459)	$30,250

Conversion of preferred stock to common stock at a rate of forty shares of common stock for each share of preferred stock	(2,412,800)	(602,613)	—	96,512,000	96,512	506,101	—	602,613
Reverse stock split at a conversion rate of four for one	—	—	—	(97,823,840)	(97,824)	97,824	—	—
Issuance of common stock, net of issuance costs	—	—	—	311,331	311	353,106	—	353,417
Issuance of common stock from subscription agreements	—	—	—	1,487,500	1,488	593,513	—	595,000
Net loss	—	—	—	—	—	—	(787,604)	(787,604)
Balance at June 30, 2008 (Unaudited)	—	$—	$—	34,406,778	$34,407	$2,416,332	$(1,657,063)	$793,676

The accompanying notes are an integral part of these financial statements.

COLLEGE TONIGHT, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note  1 – Nature of Business and Basis of Presentation

The Company conceptualized and designed a website that provides college students and alumni with a social networking medium via the Internet. The website informs people of nightlife options in their community and school as well as promotes social interaction within the student body and alumni.

Since its inception, the Company has devoted substantially all of its efforts to research and development of its technology, business and financial planning, recruiting management and technical staff, acquiring assets and raising capital. Accordingly, the Company is considered to be in its development stage as defined in Statement of Financial Accounting Standards No. 7.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented.  The operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007.

Note  2 - History and Liquidity

Background

On November 29, 2007, Simex Technologies, Inc., the predecessor to College Tonight, Inc. (“Simex”) completed an acquisition of College Tonight, Inc. (the “Reverse Merger”). Simex had been an inactive public shell for the two years preceding the Reverse Merger. As part of the acquisition, Simex issued to the stockholders of College Tonight, Inc., 2,412,800 shares of Series A Preferred Stock in exchange for all of the issued and outstanding capital stock of College Tonight.  Since Simex did not have sufficient authorized common shares at the date of the transaction to effect the conversion of the Series A Preferred shares to common, the value of the preferred stock was classified as a liability at December 31, 2007 until the March 5, 2008 share authorization approval noted below. As a result of the Reverse Merger transaction, College Tonight became Simex’s wholly-owned subsidiary and the former stockholders of College Tonight became Simex’s controlling stockholders.

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

On December 14, 2007, the Board of Directors of Simex approved and adopted by written consent resolutions to amend the Certificate of Incorporation of Simex. Pursuant to this Written Consent, the Company’s Certificate of Incorporation was amended to (i) increase the Company’s total authorized stock from 50,000,000 to 100,000,000 shares of Common Stock (ii) effect a 1-for-4 Reverse Split of the Company’s issued and outstanding Common Stock, and (iii) change the Company’s name to “College Tonight, Inc.” to more accurately reflect our business operations. On March 5, 2008 the share increase reverse split, and name change became effective. The Company applied for a change in its trading symbol, and now trades under the ticker symbol “CGEG” on the NASD Bulletin Board.

Upon the closing of the Reverse Merger, Simex’s directors, Kjell I. Jagelid and Warren L. Traver, resigned from all offices of Simex that they held effective immediately and also submitted letters of resignation from their positions as Simex directors.  Their resignations as directors became effective after dissemination on February 11, 2008 of a definitive information statement pursuant to Sections14(c) ands (f) of the Securities Exchange Act relating to the aforementioned amendments made to the Company’s Certificate of Incorporation.  Zachary Suchin and Jason Schutzbank were appointed to our Board of Directors, with Mr. Suchin being appointed Chairman. In addition, Messrs. Suchin and Schutzbank were appointed officers of Simex (and directors and officers of College Tonight, Inc. when the name change became effective).

Liquidity

The Company is a development stage company which has generated negative cash flows from operations, and a deficit accumulated during the development stage of $1,657,063 at June 30, 2008.  Those factors, as well as the uncertain conditions that the Company faces regarding its future raising of capital and ultimately successfully commercializing its business plan raise substantial doubt about the Company’s ability to continue as a going concern. Management of the Company has a plan to increase capital through issuance of additional stock, however there can be no assurance that this plan can be successfully implemented.

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

Revenue Recognition

Revenue for sponsorships and placement of advertising are recognized when the events to which they pertain occur. Revenue for sale of products is recognized upon delivery and customer acceptance.

Depreciation and amortization

Property and equipment are stated at cost.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives of five years are used for furniture, fixtures, and equipment, and three years for computer hardware and software.

Advertising

The Company expenses all advertising costs as incurred and such costs amounted to $126,675 and $10,789 for the six months ended June 30, 2008 and 2007, respectively.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Our diluted loss per share is the same as the basic loss per share for 2008 and 2007. At June 30, 2008 2,000,000 of the common shares each issued to Zachary R. Suchin and Jason A. Schutzbank are subject to cancellation in the event certain Company-related performance targets are not met. These shares have been excluded from the earnings (loss) per share calculation, as they are not considered outstanding for such purpose.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes (“FIN 48”).  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold and measurement attributable to a tax position taken or expected to be taken on a tax return is required to be met before being recognized in the financial statements.  The adoption of FIN 48 had no material impact on the Company’s financial statements for the year ended December 31, 2007 and the six months ended June 30, 2008. The Company can not reasonably estimate uncertainties in tax positions for the years ended 2003 through 2006 because Simex has not filed tax returns and, thus, has not yet determined its tax positions. Presumably, due to the existence of probable, as yet not determined loss carryovers, any such positions, if challenged, would presumably simply reduce the amount of the loss carryovers, and resultant deferred income tax assets. For tax positions taken by Simex for filed open years, including 2002 and possibly years previous to 2002, the Company can not reasonably estimate uncertainties in tax positions because of insufficient information.  It is also possible that the Company could be liable for unassessed penalties for Simex’s failure to timely file tax returns.  The amount of such penalties can not be currently determined but it is not believed they would have a material impact on the Company’s financial statements.

Capitalized website development costs

The Company capitalized eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Opinion No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Emerging Issues Task Force, or EITF, Issue No. 00-02, “Accounting for Website Development Costs”. Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product’s estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses. There were no such costs for the six months ending June 30, 2008 and 2007, respectively.

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

Note  4 – Acquisitions

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

Note 5 – Property and Equipment

Property and equipment, net of accumulated depreciation are as follows:

	Estimated	June 30,	December 31,
	Useful Life	2008	2007
Furniture and fixtures	5	$15,819	$15,819
Computer equipment	3	6,952	5,865
		22,771	21,684
Less: accumulated depreciation		(4,717)	(2,158)
		$18,054	$19,526

Depreciation and amortization expense for the six months ended June 30, 2008 and 2007 was $3,529 and $0, respectively.

Note 6 – Shareholder’s Equity

Common Stock

On June 7, 2007, upon the exchange of all member units for stock in College Tonight Inc., the Company had authorized capital of 10,000,000 shares of common stock. The Company issued 806,250 shares each to Zachary R. Suchin and Jason A. Schutzbank, officers of the Company. In addition 100,000 shares were issued to a director (resulting in a compensation charge of $1,000, representing the approximate fair value of such shares at the date of issuance) and 360,000 shares were issued to stock placement agents. In July and September 2007 the Company received $450,000 and $150,000, respectively, in exchange for the sale of 340,300 shares of common stock pursuant to stock subscription agreements. All share amounts have been adjusted to reflect the 1,000 for 1 split which occurred at the date of the Reverse Merger. As discussed above, all of these issued shares to the shareholders of College Tonight Inc. (2,412,800 in the aggregate) were cancelled and 2,412,800 shares of Simex Series A preferred stock were issued to the shareholders as part of the Reverse Merger transaction.

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

During the second quarter of June 2008 the Company received $595,000 in exchange for the sale of 1,487,500 shares of common stock pursuant to various stock subscription agreements.

The Company issued an additional 311,331 unregistered shares of its common stock from January 1, 2008 through and including June 30, 2008. These issuances were as follows:

•                  250,000 shares issued in consideration of a third party providing marketing, promotional and endorsement services.  The Company recorded $275,000 as a prepaid marketing asset as of June 30, 2008 (Note 8).

•                  10,000 shares provided in consideration of the purchase of substantially all of OnFire’s assets. The Company recorded $12,500 for the acquisition of OnFire’s assets (Note 4).

•                  18,250 shares provided to former employees as additional compensation for services. The Company recorded $20,250 as compensation expense in the six months ended June 30, 3008 related to these share issuances.

•                  8,081 shares issued in consideration of a third party providing marketing and promotional services. The Company recorded $10,667 as marketing expense in the six months ended June 30, 2008 related to this share issuance.

•                  25,000 shares issued in consideration of a third party providing investor relation services. The Company recorded $35,000 as professional fees expense in the six months ended June 30, 2008 related to this share issuance.

At June 30, 2008 2,000,000 of the common shares each issued to Zachary R. Suchin and Jason A. Schutzbank are subject to cancellation in the event certain performance targets are not met in the future. These shares have been excluded from the earnings (loss) per share calculation, as they are not considered outstanding for such purpose. When the restriction is released, the fair value of the shares will be measured and a compensatory charge recorded.

Preferred Stock

The Company may issue up to 5,000,000 shares of preferred stock in one or more classes or series within a class as may be determined by the Board of Directors, who may establish the number of shares to be included in each class or series, may fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued by the Board of Directors may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of the Company. Moreover, under certain circumstances, the issuance of preferred stock or the existence of the un-issued preferred stock might tend to discourage or render more difficult a merger or other change in control.

Series A Convertible Preferred Stock

In connection with the reverse merger acquisition of College Tonight Inc. on November 29, 2007, Simex issued 2,412,800 shares of Series A Preferred Stock for all the outstanding shares of College Tonight, Inc. The Series A Preferred Stock has the following features:

•                  Each share of Series A Preferred Stock is entitled to dividends in an amount equal to any cash dividend declared on each share of Common Stock multipled by the 40:1 conversion factor.

•                  Each share of Series A Preferred Stock is entitled to receive its share of assets distributable upon the liquidation, dissolution or winding up of the affairs of Simex equal to the amount distributable to each share of Common Stock multipled by the 40:1 conversion factor.

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

Note 7 – Income Taxes

The Company had no income tax liability for the six months ended June 30, 2008 and 2007 as the Company generated a loss in all periods and the resultant deferred tax assets have been fully reserved.

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

June 30,
2008
Deferred tax assets:
Net operating loss carryforward	$587,134
Start up costs	63,092
Total gross deferred tax assets	650,226

Deferred tax liabilities:
Depreciation	(506)
Total gross deferred tax liabilities	(506)
Valuation allowance	(649,720)
Net deferred tax asset (liability)	$—

The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:

June 30,
2008
Statutory federal income tax rate	34.0%
State taxes, net of federal benefits	8.7%
Valuation allowance	(42.7)%
Income tax rate	0.0%

See Note 3 for discussion of the adoption of Fin 48.

Note  8 – Commitments and Contingencies

Claims and assessments

In the normal course of business, the Company is subject to certain claims and assessments.  Management believes that there are no claims or assessments outstanding which would materially affect the financial position of the Company.

Employment agreements

The Company has employment agreements with Jason A. Schutzbank, Milton B. Suchin and Zachary R. Suchin. Milton B. Suchin is Chairman of the Board of Directors and Chief Operating Officer of College Tonight.  Mr. Suchin is the father of Zachary Suchin, the Company’s chief executive officer. The material terms of these agreements are as follows:

•                  Annual compensation for Mr. Zachary R. Suchin of $100,000 per year, Mr. Milton B. Suchin of $100,000 per year, and Mr. Schutzbank of $70,000 per year;

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

Endorsement agreement

In April 2008, the Company entered into a one year agreement with Blue-Eyed Girl, Inc. (“Blue-Eyed Girl”) on behalf of Lauren Conrad.  Ms. Conrad, star of the MTV series, “The Hills” and an emerging talent in the world of fashion design, has agreed to provide endorsements of College Tonight’s website and related services.  The Company issued Blue-Eyed Girl 250,000 shares of its common stock as partial consideration for Ms. Conrad’s agreement to make various promotional appearances and to authorize the Company to use her endorsement for the purpose of promoting and publicizing the Company’s website and services.  Blue-Eyed Girl will be eligible to receive additional consideration, a portion of which will consist of additional shares of common stock, if the Company’s website achieves certain amounts of new registered users. The Company recorded the fair value of the shares issued to Blue-Eyed Girl as prepaid marketing expenses, which is being amortized on a straight-line basis to expense over the one year term of the agreement. Additional consideration, if any, earned by Blue-Eyed Girl will be recognized as an expense upon attainment of the contractual milestones.

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

Results of Operations – Three Months Ended June 30, 2008 and 2007

Revenues

College Tonight’s revenues from operations for the three months ended June 30, 2008 and 2007 were $1,150 and $2,417, respectively.  During these periods College Tonight focused on developing our business plan, promotional events, advertising and developing our website.  The decrease in revenue was primarily attributable to sponsorship of a promotional event by a single customer in 2007 compared to advertising revenue in 2008 and product sales revenue generated from the Company’s new revenue stream as result of the acquisition of OnFire in April 2008. Overall, we generated minimal revenue from the few events that were run during the initial roll-out of the service offering during 2008 and 2007. Accordingly, our revenues during this period are not reflective of the revenues we expect to generate in the future.

Development Costs

College Tonight incurred development costs of $59,822 and $9,249 for the three months ended June 30, 2008 and 2007, respectively.  The $50,573 increase in development costs was used to further develop our Website in preparation for the national rollout of our online services on college campuses across the country.  None of these costs met the criteria for capitalization as they did not represent enhancements of the functionality of the Company’s website.

Marketing Expenses

College Tonight incurred marketing expenses of $66,377 and $5,371 for the three months ended June 30, 2008 and 2007, respectively. The increase of $61,006 was attributable to the advertisement and promotion costs necessary to launch our business as well as to create brand awareness for our services and Company name.

Selling, General and Administrative Expenses

College Tonight incurred selling, general and administrative expenses of $241,210 and $23,406 for the three months ended June 30, 2008 and 2007, respectively.  The increase of $217,804 was incurred in building the corporate infrastructure necessary to launch our new business.  Approximately $104,905 of the 2008 expenses was attributable to the compensation of College Tonight officers and employees, and $50,445 was incurred for professional fees associated with legal and accounting costs of being a public company. The remaining selling, general and administrative expenses of $85,860 was primarily attributable to rent, insurance and travel related costs associated with the running of the business.

Interest Income and Expense

Net interest income, (expense) was $665 and $(845) for the three months ended June 30, 2008 and 2007, respectively, resulting from earnings on cash invested in interest bearing bank accounts, and interest incurred on related party loans.

Net Loss

During the three months ended June 30, 2008 and 2007, we incurred a net loss of $367,844 and $36,454, respectively.  The net losses experienced by the Company reflect the Company’s expenses to research and develop its technology, create business and financial plans, promote its service offerings and recruit management and other staff.

Results of Operations – Six Months Ended June 30, 2008 and 2007

Revenues

College Tonight’s revenues from operations for the six months ended June 30, 2008 and 2007 were $1,653 and $4,834, respectively.  During these periods College Tonight focused on developing our business plan, promotional events, advertising and developing our website.  The decrease in revenue was primarily attributable to sponsorship of a promotional event by a single customer in 2007 compared to advertising revenue in 2008 and product sales revenue generated from the Company’s new revenue stream as a result of the acquisition of OnFire in April 2008. Overall, we generated minimal revenue from the few events that were run during the initial roll-out of the service offering during 2008 and 2007. Accordingly, our revenues during these periods are not reflective of the revenues we expect to generate in the future.

Development Costs

College Tonight incurred development costs of $129,497 and $12,667 for the six months ended June 30, 2008 and 2007, respectively.  The $116,830 increase in development costs was used to further develop our Website in preparation for the national rollout of our online services on college campuses across the country.  None of these costs met the criteria for capitalization as they did not represent enhancements of the functionality of the Company’s website.

Marketing Expenses

College Tonight incurred marketing expenses of $126,675 and $10,789 for the six months ended June 30, 2008 and 2007, respectively. The increase of $115,886 was attributable to the advertisement and promotion costs necessary to launch our business as well as to create brand awareness for our services and Company name.

Selling, General and Administrative Expenses

College Tonight incurred selling, general and administrative expenses of $534,851 and $28,802 for the six months ended June 30, 2008 and 2007, respectively.  The increase of $506,049 was incurred in building the corporate infrastructure necessary to launch our new business.  Approximately $208,681 of the 2008 expense was attributable to the compensation of College Tonight officers and employees, and $167,370 was incurred for professional fees associated with legal and accounting costs of being a public company. The remaining selling, general and administrative expenses of $158,800 was primarily attributable to rent, insurance and travel related costs associated with the running of the business.

Interest Income and Expense

Net interest income, (expense) was $5,295 and $(845) for the six months ended June 30, 2008 and 2007, respectively, resulting from earnings on cash invested in interest bearing bank accounts and interest incurred on related party loans.

Net Loss

During the six months ended June 30, 2008 and 2007, we incurred a net loss of $787,604 and $48,269, respectively.  The net losses experienced by the Company reflect the Company’s expenses to research and develop its technology, create business and financial plans, promote its service offerings and recruit management and other staff.

Liquidity and Capital Resources

At June 30, 2008, we had $453,624 in cash, current liabilities of $91,890 and working capital of $731,712. While we had positive working capital at June 30, 2008, we currently have minimal revenues and it’s likely that we will spend all of our cash on product development and marketing expenses before we achieve a breakeven level of operations.  The Company believes that cash on hand is sufficient for at least the next six months in light of anticipated operating expenses.  Additional financing efforts are expected within the next six months, though the Company is unable to provide information as to the terms of any such financing or whether its efforts to obtain additional funds will be successful.  If so, we will likely need to raise additional capital in order to continue to operate and grow the business in accordance with our business plan. We may sell additional common or preferred shares in the Company and are actively exploring other alternatives to the issuance of additional equity capital. There is no assurance that we will be able to obtain additional capital or that the terms necessary to attract additional investors will be beneficial to existing shareholders.

At December 31, 2007, we had $728,245 in cash and restricted cash, current liabilities of $141,057, and working capital of $594,262.

Going Concern

College Tonight’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, College Tonight incurred net operating losses for the three months ended June 30, 2008 and during the period from July 3, 2006 (Inception) to June 30, 2008. These factors create substantial doubt about our ability to continue as going concern. Our ability to continue as a going concern is dependent, for the foreseeable future, on our continued success in raising capital.  The financial statements do not include any adjustments that might be necessary if College Tonight is unable to continue as a going concern.

Off-Balance Sheet Arrangements

College Tonight does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Vice President of Finance and Business Development have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a–15(e)) as of June 30, 2008. Based on such evaluation, the Company’s Chief Executive Officer and Vice President of Finance and Business Development, have concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company’s Chairman & Chief Executive Officer and Vice President of Finance and Business Development, no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2008 were identified that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not provided in accordance with Commission rule concerning smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

The Company made the following unregistered sales of its common stock from April 1, 2008 through and including June 30, 2008:  (i) 250,000 shares issued in consideration for a third party providing marketing, promotional and endorsement services, (ii) 10,000 shares provided in consideration for the purchase of substantially all of OnFIREbeerpong, Inc.’s assets, (iii) 6,250 shares provided to a former employee as additional compensation for services, (iv) 25,000 shares for providing investor relation services and

(v), 1,487,500 shares sold for $0.40 per share to accredited investors pursuant to a private placement memorandum. All of the sales by the Company of its unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933 as these offerings were without public solicitation or advertising.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index

Exhibit
Number	Description

3.1

Articles of Incorporation of College Tonight, Inc., as amended. Incorporated by reference to Form 10-QSB for Simex Technologies, Inc., filed July 2, 1999 and by reference to Exhibit 3.1 of Form 8-K for Simex Technologies, Inc., dated March 5, 2008 and filed March 11, 2008.

3.2*	Amended and Restated Bylaws of College Tonight, Inc.

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

31.1*	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGE TONIGHT, INC.

(FORMERLY KNOWN AS SIMEX
TECHNOLOGIES, INC.)

Dated: August 13, 2008

By:	/s/ Zachary R. Suchin
Zachary R. Suchin, President, CEO and
Principal Executive Officer

By:	/s/ Aaron Samel
Aaron Samel, Vice President of Finance
and Business Development, and Principal Financial Officer