Form 10KSB/A
period 2007-12-31
College Tonight, Inc.
filed 2008-09-03
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

(Amendment No. 3)

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

The aggregate market value of the 15,482,947 shares of common stock held by non-affiliates of the issuer, as of March 28, 2008, was $27, 095,157 based upon the closing sale’s price of $1.75 per share.  As of March 28, 2008, there were 32,607, 947 shares of common stock outstanding.  In determining the market value of non-affiliate voting stock, shares of College Tonight’s common stock beneficially owned by each executive officer and director have been excluded.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

EXPLANATORY NOTE

This Amendment No. 3 on Form 10-KSB/A (this “Amendment”) amends College Tonight, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Original Filing”) originally filed on April 1, 2008 with the Securities and Exchange Commission (the “Commission”) and amended by Amendment No. 1 on Form 10-KSB/A filed with the Commission on April 17, 2008 (“Amendment No. 1”) and by Amendment No. 2 on Form 10-KSB/A filed with the Commission on August 12, 2008 (“Amendment No. 2” and, together with Amendment No. 1, the “Prior Amendments”).  We are filing this Amendment for the purpose of revising Item 8(a)(T), Management’s Report on Internal Control over Financial Reporting, to include information required under Item 307 of Regulation S-K contained in Amendment No. 1.  We also clarify in this Amendment that management timely provided its annual report on the Company’s internal control over financial reporting in accordance with Item 308T of Regulation S-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company has also filed with this Amendment updated officer certifications set forth in Exhibits 31.1, 31.2, 32.1, 32.2.  Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the date of the Original Filing.

Except for the changes effected by this Amendment No. 3 on Form 10-KSB/A, no modification or update is otherwise made to any other disclosures or exhibits to the Original Filing, as amended by the Prior Amendments.

PLEASE NOTE THAT THE INFORMATION CONTAINED IN THIS FORM 10-KSB/A DOES NOT REFLECT EVENTS OCCURRING AFTER THE DATE OF THE 2007 ANNUAL REPORT AND WE HAVE NOT UPDATED OR AMENDED ANY OTHER DISCLOSURE TO REFLECT SUBSEQUENT EVENTS SINCE THE ORIGINAL FILING DATE.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8A(T) CONTROLS AND PROCEDURES is hereby amended and restated in its entirety as follows:

Item 8A(T).  CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures.  Zachary Suchin, College Tonight’s Chief Executive Officer, and Aaron Samel, Vice President of Finance and Business Development, are responsible for establishing and maintaining adequate disclosure controls and procedures.  In establishing such controls and procedures, they considered, among other factors, a cost-benefit analysis of implementing certain controls and recognized that no matter how well designed and operated, the existence of controls and procedures provide only reasonable assurance of achieving their objectives.  They evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 and concluded that the Company’s disclosure controls and procedures are (1) designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Vice President of Finance and Business Development by others, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in reports filed under the Exchange Act is recorded and communicated to our management and then processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting:  Under the supervision and with the participation of Zachary Suchin, our Chief Executive Officer and Aaron Samel, our Vice President of Finance and Business Development, our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Our management conducted its annual evaluation of the effectiveness of our internal controls over financial reporting based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management reviewed its policies and procedures designed to (1) maintain records in reasonable detail so that transactions concerning the Company’s assets are accurately and fairly reflected; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Changes in Company’s Internal Controls over Financial Reporting:  In management’s opinion, there were no material changes in the Company’s internal controls over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: September 2, 2008	/s/ Zachary Suchin

Zachary Suchin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and as of the dates indicated:

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: September 2, 2008	/s/ Zachary Suchin

Zachary Suchin, President and Chief Executive Officer, Director (Principle Executive Officer)

Dated: September 2, 2008	/s/ Jason Schutzbank

Jason Schutzbank, Director (Executive Vice President and Chief Technical Officer)

Dated: September 2, 2008	/s/ Milton Suchin
Milton Suchin, Chairman of the Board of Directors

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]