Form 10KSB/A
period 2007-12-31
College Tonight, Inc.
filed 2008-09-17
CIK 1089499

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB/A

(Amendment No. 4)

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

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

EXPLANATORY NOTE

This Amendment No. 4 on Form 10-KSB/A (this “Amendment”) amends College Tonight, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Original Filing”) filed on April 1, 2008 with the Securities and Exchange Commission (the “Commission”) and amended by Amendment No. 1 on Form 10-KSB/A filed with the Commission on April 17, 2008 (“Amendment No. 1”), by Amendment No. 2 on Form 10-KSB/A filed with the Commission on August 12, 2008 (“Amendment No. 2”), and by Amendment No. 3 filed with the Commission on September 2, 2008 (“Amendment No. 3 and, together with Amendment No. 1 and Amendment No. 2, the “Prior Amendments”).  We are filing this Amendment for the sole purpose of revising Item 8(a)(T) “Controls and Procedures”.   No modification or update is otherwise made to any other disclosures or exhibits to the Original Filing, as amended by the Prior Amendments.

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

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 8A(T) CONTROLS AND PROCEDURES is hereby amended and restated in its entirety as follows:

Item 8A(T).  CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures.  Zachary Suchin, College Tonight’s Chief Executive Officer, and Aaron Samel, Vice President of Finance and Business Development, are responsible for establishing and maintaining adequate disclosure controls and procedures.  In establishing such controls and procedures, they considered, among other factors, a cost-benefit analysis of implementing certain controls and recognized that no matter how well designed and operated, the existence of controls and procedures provide only reasonable assurance of achieving their objectives.  They evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 and concluded that the Company’s disclosure controls and procedures are designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Vice President of Finance by others, particularly during the period in which this report was being prepared.  However, management concluded that the disclosure controls and procedures were ineffective to the extent that certain information required to be disclosed by the Company in reports filed under the Exchange Act—management’s report on internal control over financial reporting— was not reported within the time period specified in the Commission’s rules and forms.

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

Our management conducted its annual evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management reviewed its policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Based on this evaluation, management concluded that our internal control over financial reporting was  effective as of December 31, 2007.  Management is mindful that the Company did not report the results of its annual evaluation of the effectiveness of the Company’s internal control over financial reporting on a timely basis and, as a result, management is reviewing whether changes to its disclosure controls and procedures are warranted.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Limitations on Controls:  Our management, including our Chief Executive Officer and our Vice President of Finance and Business Development, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures.  In addition, the design of any system of controls is based in part on certain assumptions about the likelihood of future events, and controls may become inadequate if conditions change.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Company’s Internal Control over Financial Reporting:  In management’s opinion, there were no material changes in the Company’s internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: September 17, 2008	/s/ Zachary Suchin
Zachary Suchin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed by the following persons in the capacities and as of the dates indicated:

College Tonight, Inc.
(formerly Simex Technologies, Inc.)
(Registrant)

Dated: September 17, 2008	/s/ Zachary Suchin
Zachary Suchin, Director, President and Chief
Executive Officer (Principle Executive
Officer)

Dated: September 17, 2008	/s/ Jason Schutzbank
Jason Schutzbank, Director (Executive
Vice President and Chief Technical
Officer)

Dated: September 17, 2008	/s/ Milton Suchin
Milton Suchin, Chairman of the Board of
Directors

EXHIBIT INDEX

31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]