Form 10-Q
period 2008-09-30
College Tonight, Inc.
filed 2008-12-19
CIK 1089499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
             _______________________________________________________

                                   FORM 10-Q

(MARK  ONE)

 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
---  SECURITIES  EXCHANGE  ACT  OF  1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  TRANSITION  PERIOD  FROM  _______________  TO  _______________


                      COMMISSION FILE NUMBER: 00-26599

                             COLLEGE TONIGHT, INC.
                             ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                           58-2465647
                --------                           ----------
     (STATE OR OTHER JURISDICTION OF           (I.R.S.  EMPLOYER
      INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)


      6380 WILSHIRE BOULEVARD, SUITE 120, LOS ANGELES, CA       90048
      ---------------------------------------------------       -----
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) 323-966-5800
                                                            ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [x]             No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller 77reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___     Accelerated filer ___
   Non-accelerated filer   ___ (Do not check if a smaller reporting company)

   Smaller reporting company  X
                             ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                Yes [ ]       No [x]

The number of shares of registrant's common stock, $0.01 par value, outstanding at November 24, 2008: 34,454,536.

                          COLLEGE TONIGHT, INC.
                                 INDEX


                                                                        Page No.
PART I. FINANCIAL INFORMATION                                           --------
-----------------------------
Item 1.  Financial Statements
-------

     Condensed Consolidated Statements of Operations for the
     Three Months Ended September 30, 2008 and 2007 (unaudited)             3

     Condensed Consolidated Statements of Operations for the
     Nine Months Ended September 30, 2008 and 2007 (unaudited)              4

     Condensed Consolidated Balance Sheets at September 30, 2008
     (unaudited) and December 31,2007                                       5

     Condensed Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 2008 and 2007 (unaudited)                   6

     Condensed Consolidated Statements of Preferred Stock and
     Shareholders' Equity /Members Deficit from July 3, 2006
     to September 30, 2008 (unaudited)                                      7

     Notes to Condensed Consolidated Financial Statements (unaudited)       8


Item 2.  Management's Discussion and Analysis of Financial Condition and
------   Plan of Operations                                                16

Item 4.  Controls and Procedures                                           20
------

PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings                                                 20
-------
Item 1A. Risk Factors                                                      20
-------
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       20
------
Item 3.  Defaults Upon Senior Securities                                   20
------
Item 4.  Submission of Matters to a Vote of Security Holders               20
------
Item 5.  Other Information                                                 20
------
Item 6.  Exhibits                                                          21
------


SIGNATURE                                                                  22
---------

Principal Executive Officer Certification Pursuant to Rule 13a-14(a) Principal Financial Officer Certification Pursuant to Rule 13a-14(a) Principal Executive Officer Certification Pursuant to Section 1350 Principal Financial Officer Certification Pursuant to Section 1350

                             COLLEGE TONIGHT, INC.
                             ---------------------
                             FINANCIAL STATEMENTS
                             --------------------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1 - FINANCIAL STATEMENTS
-----------------------------

The unaudited interim financial statements included herein have been prepared by College Tonight, Inc. (the "Company"). In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. It is suggested that these financial statements and the notes to these financial statements be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-KSB, as amended, for 2007.

                             COLLEGE TONIGHT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended September 30,
                                             --------------------------------
                                                   2008             2007
                                             --------------  ----------------

     REVENUES                                $        730      $           -

     OPERATING EXPENSES:
        Development costs                           5,406             34,304
        Depreciation and amortization               2,250                  -
        Marketing                                 174,758             98,286
        Selling, general and administrative       286,648            163,562
                                             ------------        -----------
           Total operating expenses               469,062            296,152
                                             ------------        -----------

      OPERATING LOSS                             (468,332)          (296,152)

      Interest income                                 688              1,134
                                             ------------        -----------
      LOSS                                   $   (467,644)       $  (295,018)
                                             ============        ===========

      Loss per share (basic and diluted)     $      (0.02)       $     (0.04)
                                             ============        ===========

      Weighted average shares outstanding:
         Basic and diluted                     30,446,400          8,297,747
                                             ============        ===========



   The accompanying notes are an integral part of these financial statements.

                             COLLEGE TONIGHT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                              For the Period
                                         Nine Months Ended September 30,       July 3, 2006
                                         -------------------------------      (Inception) to
                                            2008                 2007        September 30, 2008
                                         -------------------------------    --------------------
REVENUES                                 $     2,384         $     4,834        $     9,334

OPERATING EXPENSES:
Development costs                            134,903              46,971            258,744
Depreciation and amortization                  5,780                   -              7,938
Marketing                                    301,432             109,075            481,730
Selling, general and administrative          821,498             192,364          1,394,676
                                        ------------         -----------        -----------
Total operating expenses                   1,263,613             348,410          2,143,088
                                        ------------         ------------       ------------
OPERATING LOSS                            (1,261,229)           (343,576)        (2,133,754)

Interest income                                5,983               1,134             10,556
Interest expense                                   -                (845)            (1,507)
                                        ------------         -----------        -----------
LOSS                                    $ (1,255,246)        $  (343,287)       $(2,124,705)
                                        ============         ===========        ===========

Loss per share (basic and diluted)      $      (0.05)        $     (0.05)
                                        ============         ===========

Weighted average shares outstanding:
Basic and diluted                         24,541,043           6,901,327
                                        ============         ===========



The accompanying notes are an integral part of these financial statements.


                             COLLEGE TONIGHT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           September 30,           December 31,
                                                               2008                    2007
                                                           -------------           ------------
                                                            (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash                                                     $       65,493          $    722,402
  Restricted cash                                                   -                     5,843
  Inventory                                                        20,759                     -
  Prepaid expenses                                                283,333                     -
  Other current assets                                              3,738                 7,074
                                                           --------------          ------------
     TOTAL CURRENT ASSETS                                         373,323               735,319

  Property, plant and equipment, net                               16,775                19,526
  Intangible assets                                                14,842                 4,487
  Website development                                             103,909                     -
  Other assets                                                     19,888                14,588
                                                           --------------          ------------
     TOTAL ASSETS                                          $      528,737          $    773,920
                                                           ==============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                         $       83,546          $     10,971
  Accrued expenses                                                 68,356               130,086
  Deferred revenue                                                 12,916                     -
                                                           --------------          ------------
     TOTAL CURRENT LIABILITIES                                    164,818               141,057

Convertible preferred stock $.001 par value; 5,000,000
  shares authorized; 2,412,800 shares issued and
  outstanding at December 31, 2007 (converted to
  common stock in March 2008, see Note 6)                               -               602,613
Commitments and contingencies

SHAREHOLDERS' EQUITY:
  Common stock; $.001 par value; 100,000,000
  shares authorized                                                34,455                33,920
  34,454,547 and 33,919,786 shares issued and
  outstanding, respectively

  Additional paid in capital                                    2,454,169               865,789
  Deficit accumulated during the development stage             (2,124,705)             (869,459)
                                                           --------------          ------------
     TOTAL SHAREHOLDERS' EQUITY                                   363,919                30,250
                                                           --------------          ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $      528,737          $    773,920
                                                           ==============          ============


The accompanying notes are an integral part of these financial statements

                             COLLEGE TONIGHT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (UNAUDITED)

                                                                                                                 For the Period
                                                                                                                  July 3, 2006
                                                                        Nine Months Ended September 30,           (Inception)
                                                                        -------------------------------                to
                                                                            2008                2007           September 30, 2008
                                                                        -------------------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Loss                                                                   $ (1,255,246)      $   (343,287)       $     (2,124,705)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation and amortization                                                  5,780                  -                   7,938
Non-cash compensation charge                                                  86,709                  -                  87,709
Change in assets and liabilities:
Inventory                                                                    (20,759)                 -                 (20,759)
Prepaid expenses and other current assets                                     (7,718)           (21,840)                (13,561)
Accounts payable and accrued expenses                                         21,512              1,285                 162,569
Deferred revenue                                                              12,916                  -                  12,916
                                                                        ------------       ------------        ----------------
Net cash used in operating activities                                     (1,156,806)          (363,842)             (1,887,893)
                                                                        ------------       ------------        ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Change in restricted cash                                                     5,843                   -                   5,843
 Other assets                                                                 (5,300)                  -                 (25,186)
 Website development                                                        (103,909)                  -                (103,909)
 Purchases of property and equipment and intangibles                          (1,737)            (23,697)                (23,421)
                                                                        ------------       -------------       -----------------
Net cash used in investing activities                                       (105,103)            (23,697)               (146,673)
                                                                        ------------       -------------       -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net of issuance                           -                   -                 895,059
 and other direct costs of $144,441
 Proceeds from sale of common stock pursuant to                              605,000             600,000               1,205,000
 subscription agreements
 (Payments) proceeds from related party loans                                      -             (23,365)                      -
                                                                        ------------       -------------       -----------------
Net cash provided by financing activities                                    605,000             576,635               2,100,059
                                                                        ------------       -------------       -----------------

Net change in cash                                                          (656,909)            189,096                  65,493
Cash at beginning of the period                                              722,402                 355                       -
                                                                        ------------       -------------       -----------------
Cash at end of the period                                               $     65,493       $     189,451       $          65,493
                                                                        ============       =============       =================

Supplemental disclosure of noncash investing and financing activities:
Conversion of convertible Series A preferred shares to common shares    $    602,613                           $         602,613
                                                                        ============                           =================

Issuance of common stock for marketing, promotional and investor relation services, former employee compensation and business
acquisition                                                             $    381,302                           $         381,302
                                                                        ============                           =================

Issuance of convertible Series A preferred shares in the merger
transaction                                                                                                    $         602,613
                                                                                                               =================

Issuance of common stock upon conversion of notes payable
and related accrued interest                                                                                   $         190,641
                                                                                                               =================

Conversion of LLC to corporation                                                                               $          68,676
                                                                                                               =================

Common stock acquired upon merger with SIMEX                                                                   $         160,086
                                                                                                               =================


   The accompanying notes are an integral part of these financial statements.

                             COLLEGE TONIGHT, INC.
                         (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF PREFERRED STOCK AND SHAREHOLDERS' EQUITY
                              /MEMBERS DEFICIT

                                                                                      Preferred Stock
                                                                                 -------------------------
                                                                                   Shares          Amount
                                                                                 ----------      ---------
 Balance at July 3, 2006 (inception)                                                     -       $       -
 Net loss for the period from July 3, 2006 to December 31, 2006                          -               -
                                                                                ----------       ----------
 Balance at December 31, 2006                                                            -       $       -
                                                                                ----------       ----------
 Net loss for the period from January 1, 2007 through June 7, 2007,
      date of conversion from an LLC to a corporation                                    -               -
 Effect of conversion from LLC to corporation                                            -               -
 Issuance of common stock from subscription agreements                                   -               -
 Shares of College Tonight issued to director and placement agents                       -               -
 Conversion of common stock to preferred stock upon merger with Simex            2,412,800         602,613
 Issuance of common stock, net of issuance costs
 Common stock acquired upon merger with Simex
 Issuance of common shares for conversion of notes payable                               -               -
 Net loss for the period from June 7, 2007 to December 31, 2007                          -               -
                                                                                -----------      ----------
 Balance at December 31, 2007                                                    2,412,800       $ 602,613
                                                                                -----------      ----------

 Conversion of preferred stock to common stock at a rate of forty
    shares of common stock for each share of preferred stock                    (2,412,800)       (602,613)
 Reverse stock split at a conversion rate of four for one                                -               -
 Issuance of common stock, net of issuance costs                                         -               -
 Issuance of common stock from subscription agreements                                   -               -
 Net loss                                                                                -               -
                                                                                -----------      ----------
 Balance at September 30, 2008 (Unaudited)                                               -       $       -
                                                                                ===========      ==========

                                                                            Common Stock
                                                                           --------------
                                                            Members
                                                            Deficit                                           Deficit
                                                            Accumulated                                     Accumulated    Total
                                                            during the                         Additional    during the    Share-
                                                           Development                          Paid in     Development    holders'
                                                              Stage        Shares     Amount    Capital        Stage       Equity
                                                           -------------------------------------------------------------------------
 Balance at July 3, 2006 (inception)                       $       -            -    $     -   $        -    $        -    $      -
 Net loss for the period from July 3, 2006 to
      December 31, 2006                                      (44,384)           -          -            -             -     (44,384)
                                                           ----------    --------    --------  ----------    ----------    ---------
 Balance at December 31, 2006                              $ (44,384)           -    $     -   $        -    $        -    $(44,384)
                                                           ----------    --------    --------  ----------    ----------    ---------
 Net loss for the period from January 1, 2007 through
    June 7, 2007, date of conversion from an LLC to
    a corporation                                            (24,292)           -          -            -             -     (24,292)
 Effect of conversion from LLC to corporation                 68,676    1,612,500      1,613      (25,905)      (44,384)          -
 Issuance of common stock from subscription agreements             -      340,300        340      599,660             -     600,000
 Shares of College Tonight issued to director and
    placement agents                                               -      460,000        460          540             -       1,000
 Conversion of common stock to preferred stock upon
    merger with Simex                                              -   (2,412,800)    (2,413)    (600,200)            -    (602,613)
 Issuance of common stock, net of issuance costs                   -   10,395,000     10,395      884,664             -     895,059
 Common stock acquired upon merger with Simex                      -   19,711,969     19,712     (179,798)            -    (160,086)
 Issuance of common shares for conversion of
    notes payable                                                  -    3,812,817      3,813      186,828             -     190,641
 Net loss for the period from June 7, 2007 to
    December 31, 2007                                              -            -          -            -      (825,075)   (825,075)
                                                           ---------   ----------    --------  -----------   ----------    ---------
 Balance at December 31, 2007                              $       -   33,919,786    $33,920   $  865,789    $ (869,459)   $ 30,250
                                                           ---------   ----------    --------  -----------   ----------    ---------
 Conversion of preferred stock to common stock at
    a rate of forty shares of common stock for each
    share of preferred stock                                       -   96,512,000     96,512      506,101             -     602,613
 Reverse stock split at a conversion rate of four for one          -  (97,823,840)   (97,824)      97,824             -           -
 Issuance of common stock, net of issuance costs                   -      334,100        334      380,968             -     381,302
 Issuance of common stock from subscription agreements             -    1,512,500      1,513      603,488             -     605,000
 Net loss                                                          -            -          -            -    (1,255,246) (1,255,246)
                                                           ----------  -----------  ---------  ----------   -----------  -----------
 Balance at September 30, 2008 (Unaudited)                 $       -   34,454,547   $ 34,455   $2,454,169   $(2,124,705) $  363,919
                                                           ==========  ===========  =========  ==========   ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                             COLLEGE TONIGHT, INC.
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note  1 - Nature of Business and Basis of Presentation
------------------------------------------------------

The Company conceptualized and designed a website, "www.thequad.com," that provides college students and alumni with a social networking medium via the Internet. The website was launched on October 1, 2008 and informs people of nightlife options in their community and school, promotes social and academic interaction within the student body and alumni, manages Greek fraternity and sorority chapters and provides for college-oriented merchandise sales.

Since its inception, the Company has devoted substantially all of its efforts to research and development of its technology, marketing and promotion, business and financial planning, recruiting management and technical staff, acquiring assets and raising capital. Accordingly, the Company is considered to be in its development stage as defined in Statement of Financial Accounting Standards No. 7.

The interim financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The interim financial statements reflect, in the opinion of management, all adjustments necessary (consisting only of normal recurring adjustments) to present a fair statement of results for the interim periods presented. The operating results for any interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007.

Note 2 - History and Liquidity
------------------------------

Background

On November 29, 2007, Simex Technologies, Inc., ("Simex"), the predecessor to College Tonight, Inc. ("College Tonight"), completed the acquisition of College Tonight, Inc. (the "Reverse Merger"). Simex had been an inactive public shell for the two years preceding the Reverse Merger. As part of the acquisition, Simex issued to the stockholders of College Tonight, Inc., 2,412,800 shares of Series A Preferred Stock in exchange for all of the issued and outstanding capital stock of College Tonight. Since Simex did not have sufficient authorized common shares at the date of the transaction to effect the conversion of the Series A Preferred shares to common, the value of the preferred stock was classified as a liability at December 31, 2007 and remained a liability until the March 5, 2008 share increase approval noted below. As a result of the Reverse Merger transaction, College Tonight became Simex's wholly-owned subsidiary and the former stockholders of College Tonight became Simex's controlling stockholders.

Under generally accepted accounting principles in the United States of America, the Reverse Merger was considered to be a capital transaction in substance, rather than a business combination. That is, the acquisition was equivalent to the issuance of stock by College Tonight, Inc. for the net monetary assets of Simex, accompanied by a recapitalization, and was accounted for as a change in capital structure. Accordingly, the accounting for the acquisition was identical to that resulting from a reverse acquisition, except that no goodwill was recorded. Under reverse takeover accounting, the comparative historical financial statements of the "legal acquirer" (Simex) are those of the "accounting acquirer" (College Tonight). Earnings (loss) per share are calculated to reflect the Company's change in capital structure for all periods presented. Costs associated with the merger were expensed as incurred by College Tonight, Inc. The net monetary assets acquired from the Simex business totaled $5,843.

College Tonight was originally formed as a California limited liability company, College Tonight LLC, on July 3, 2006, and all member units were exchanged for stock in College Tonight, Inc. on June 7, 2007 when the Company converted into a Delaware corporation.

On December 14, 2007, the Board of Directors of Simex approved and adopted by written consent resolutions to amend the Certificate of Incorporation of Simex. Pursuant to this Written Consent, the Company's Certificate of Incorporation was amended to (i) increase the Company's total authorized stock from 50,000,000 to 100,000,000 shares of Common Stock (ii) effect a 1-for-4 Reverse Split of the Company's issued and outstanding Common Stock, and (iii) change the Company's name to "College Tonight, Inc." to more accurately reflect our business operations. On March 5, 2008 the share increase reverse split, and name change became effective. The Company applied for a change in its trading symbol, and now trades under the ticker symbol "CGEG" on the NASD Bulletin Board.

Upon the closing of the Reverse Merger, Simex's directors, Kjell I. Jagelid and Warren L. Traver, resigned from all offices of Simex that they held effective immediately and also submitted letters of resignation from their positions as Simex directors. Their resignations as directors became effective after dissemination on February 11, 2008 of a definitive information statement pursuant to Sections14(c) and (f) of the Securities Exchange Act relating to the aforementioned amendments made to the Company's Certificate of Incorporation. Zachary Suchin and Jason Schutzbank were appointed to the Simex Board of Directors, with Mr. Suchin being appointed Chairman. In addition, Messrs. Suchin and Schutzbank were appointed officers of Simex (and directors and officers of College Tonight, Inc. when the name change became effective).

Liquidity

The Company is a development stage company which has generated negative cash flows from operations, and a deficit accumulated during the development stage of $2,124,705 at September 30, 2008. Those factors, as well as the uncertain conditions that the Company faces regarding its future raising of capital and its ability to successfully commercialize its business plan raise substantial doubt about the Company's ability to continue as a going concern. Management of the Company has a plan to increase capital through issuance of additional stock, or other investment or debt, however there can be no assurance that this plan can be successfully implemented. If the Company is unable to raise additional capital the Company has insufficient cash on hand to support current or anticipated operations.


The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements of the Company do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies
---------------------------------------------------

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

Inventory

Inventory consists of finished goods valued at the lower of cost or market, with cost determined on the specific identification method.

Deferred Revenue

Deferred revenue consists of cash received for merchandise and sponsorship agreements in which the Company has not yet earned or fully performed on the merchandise or sponsorship agreements.

Depreciation and amortization

Property and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of five years are used for furniture, fixtures, and equipment, and three years for computer hardware and software.

Advertising

The Company expenses all advertising costs as incurred and such costs amounted to $301,432 and $109,075 for the nine months ended September 30, 2008 and 2007, respectively.

Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is calculated by dividing the net loss by the weighted-average number of common shares and dilutive potential common shares outstanding during the period. The Company does not currently offer any share-based compensation plans, and therefore our diluted loss per share is the same as the basic loss per share for 2008 and 2007. At September 30, 2008, 2,000,000 of the common shares each issued to Zachary R. Suchin and Jason A. Schutzbank are subject to cancellation in the event certain Company-related performance targets are not met. These shares have been excluded from the earnings (loss) per share calculation, as they are not considered outstanding for such purpose.

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

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS 109, Accounting for Income Taxes ("FIN 48"). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS 109 by prescribing the minimum recognition threshold and measurement attributable to a tax position taken or expected to be taken on a tax return is required to be met before being recognized in the financial statements. The adoption of FIN 48 had no material impact on the Company's financial statements for the year ended December 31, 2007 and the nine months ended September 30, 2008. The Company can not reasonably estimate uncertainties in tax positions for the years ended 2003 through 2006 because Simex has not filed tax returns, for such periods and, thus, has not yet determined its tax positions. Presumably, due to the existence of probable, as yet not determined loss carryovers, any such positions, if challenged, would presumably simply reduce the amount of the loss carryovers, and resultant deferred income tax assets. For tax positions taken by Simex for filed open years, including 2002 and possibly years previous to 2002, the Company can not reasonably estimate uncertainties in tax positions because of insufficient information. It is also possible that the Company could be liable for unassessed penalties for Simex's failure to timely file tax returns. The amount of such penalties can not be currently determined but it is not believed they would have a material impact on the Company's financial statements.

Capitalized website development costs

The Company capitalizes eligible costs associated with software developed or obtained for internal use in accordance with the American Institute of Certified Public Accountants, or AICPA, Statement of Opinion No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Emerging Issues Task Force, or EITF, Issue No. 00-02, "Accounting for Website Development Costs". Costs incurred in the development phase are capitalized and will be amortized in cost of revenues over the product's estimated useful life once placed into service. Costs related to the planning and post implementation phases of the website and related applications development efforts are recorded as operating expenses. The Company capitalized $103,909 of costs related to the development of the Company's www.thequad.com website for the nine months ended September 30, 2008. All $103,909 of costs were capitalized and put in service in the three months ended September 30, 2008. There were no such capitalized costs for the nine months ended September 30, 2007.

New accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. SFAS 157 applies only to fair-value measurements that are already required or permitted by other accounting standards and is expected to increase the consistency of those measurements. SFAS 157 emphasizes that fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The Company will be required to disclose the extent to which fair value is used to measure assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for fiscal years beginning after December 15, 2007, and the Company's adoption of SFAS 157 as of January 1, 2008 did not have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and the Company's adoption of SFAS No. 159 as of January 1, 2008 did not have a material impact on its financial statements.

Note 4 - Acquisitions
---------------------

On April 11, 2008, the Company acquired certain assets and assumed no liabilities of OnFIREbeerpong, Inc. ("Onfire") for $12,500. Onfire is based in San Diego, California and is an online e-commerce business that specializes in designing, manufacturing and selling beer pong tables through a website with the domain name of Onfirebeerpong.com. The acquisition was funded through the issuance of 10,000 shares of common stock, valued at $1.25 per share, which was the market price of the Company's common stock on the date of the transaction. Onfire has limited assets and liabilities and limited sales activity.

On August 19, 2008, the Company and Union Square and Sports and Entertainment, Inc. ("Union Square") formerly known as Gridiron Bash, LLC, signed a letter of intent concerning the potential acquisition by the Company of Union Square. The letter of intent terminated of its own accord on November 15, 2008.


Note 5 - Property and Equipment
-------------------------------

Property and equipment, net of accumulated depreciation are as follows:

                        Estimated         September 30,     December 31,
                        Useful Life           2008             2007
                        -----------       -------------     ------------
 Furniture and fixtures      5            $     15,819      $    15,819
 Computer equipment          3                   6,952            5,865
                                          ------------      -----------
                                                22,771           21,684
 Less: accumulated depreciation                 (5,996)          (2,158)
                                          ------------      -----------
                                          $     16,775      $    19,526
                                          ============      ===========


Depreciation and amortization expense for the nine months ended September 30, 2008 and 2007 was $5,780 and $0, respectively.

Note 6 - Shareholder's Equity
-----------------------------

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

On November 29, 2007, in connection with the Reverse Merger Simex closed a private placement pursuant to which Simex issued and sold to certain accredited investors 10,395,000 shares of common stock for $895,059, net of issuance and other direct costs of $144,441. At the time of the Reverse Merger, there were 19,711,969 shares of common stock held by the Simex shareholders in the public shell.

Also on November 29, 2007, Simex issued 3,812,817 shares of common stock resulting from the conversion of five convertible notes with an original balance of $182,000 plus accrued interest. The notes were convertible into common stock at $0.05 per share, representing the approximate quoted value of the underlying common stock at the date of the transaction.

On March 5, 2008, Simex Technologies, Inc. amended its articles of incorporation to change its name to College Tonight, Inc., increase its authorized capital from 50,000,000 to 100,000,000 common shares and completed a one for four reverse split. All share amounts in the above consolidated financial statements have been adjusted to reflect the one for four reverse split.

During the second and third quarter of 2008 the Company received $605,000 in exchange for the sale of 1,512,500 shares of common stock pursuant to various stock subscription agreements.

In addition, the Company issued 334,100 unregistered shares of its common stock from January 1, 2008 through and including September 30, 2008. These issuances were as follows:

- 250,000 shares issued in consideration of a third party providing marketing, promotional and endorsement services. The Company recorded $275,000 as a prepaid marketing asset (Note 8).

- 10,000 shares provided in consideration of the purchase of substantially all of OnFire's assets. The Company recorded $12,500 for the acquisition of OnFire's assets (Note 4).

- 21,750 shares provided to former employees as additional compensation for services. The Company recorded $22,700 as compensation expense in the nine months ended September 30, 3008 related to these share issuances.

- 27,350 shares issued in consideration of a third party providing marketing and promotional services. The Company recorded $36,102 as marketing expense in the nine months ended September 30, 2008 related to this share issuance.

- 25,000 shares issued in consideration of a third party providing investor relation services. The Company recorded $35,000 as professional fees expense in the nine months ended September 30, 2008 related to this share issuance.

At September 30, 2008, 2,000,000 of the common shares each issued to Zachary R. Suchin and Jason A. Schutzbank are subject to cancellation in the event certain performance targets are not met in the future. These shares have been excluded from the loss per share calculation, as they are not considered outstanding for such purpose. If and when the restriction is released, the fair value of the shares will be measured and a compensatory charge recorded.

Preferred Stock

The Company may issue up to 5,000,000 shares of preferred stock in one or more classes or series within a class as may be determined by the Board of Directors, who may establish the number of shares to be included in each class or series, may fix the designation, powers, preferences and rights of the shares of each such class or series and any qualifications, limitations or restrictions thereof. Any preferred stock so issued by the Board of Directors may rank senior to the common stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up of the Company. Moreover, under certain circumstances, the issuance of preferred stock or the ability to issue preferred stock might tend to discourage or render more difficult a merger or other change in control.

Series A Convertible Preferred Stock

In connection with the Reverse Merger acquisition of College Tonight, Inc. on November 29, 2007, Simex issued 2,412,800 shares of Series A Preferred Stock for all of the outstanding shares of College Tonight, Inc. The Series A Preferred Stock had the following features:

- Each share of Series A Preferred Stock is entitled to dividends in an amount equal to any cash dividend declared on each share of Common Stock multipled by the 40:1 conversion factor.

- Each share of Series A Preferred Stock is entitled to receive its share of assets distributable upon the liquidation, dissolution or winding up of the affairs of Simex equal to the amount distributable to each share of Common Stock multipled by the 40:1 conversion factor.

- Each share of Series A Preferred Stock is convertible into forty shares of Common Stock, subject to adjustment under certain circumstances, and will be mandatorily converted into Common Stock at any time that the Company has sufficient authorized but unissued shares of Common Stock to issue common stock on conversion of all outstanding shares of preferred stock. The 2,412,800 shares issued in connection with the reverse acquisition converted into Common Stock on the first trading day following the effective date of the aforementioned amendments to the Company's Certificate of Incorporation.

- Each share of Series A Preferred Stock is entitled to that number of votes equal to the number of shares of Common Stock into which it is convertible.

The Company has authorized the issuance of up to 5,000,000 shares of Preferred Stock. At December 31, 2007, the Company had 2,412,800 shares of Series A Preferred Stock issued and outstanding. On March 5, 2008, the 2,412,800 shares of Series A Preferred Stock issued to the new controlling stockholders were converted into Common Stock in the Company at the rate of forty (40) shares of Common Stock for each share of Series A Preferred Stock and the common shares were subject to a one for four reverse split. As such, no Series A Preferred Stock is outstanding at September 30, 2008.

Note 7 - Income Taxes
---------------------

The Company had no income tax liability for the nine months ended September 30, 2008 and 2007 as the Company generated a loss in all periods and the resultant deferred tax assets have been fully reserved.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has net operating losses of approximately $1,115,000 from the activities of College Tonight, Inc. since conversion to a C corporation. Simex had significant net operating losses prior to the merger, however, the amount has not yet been calculated since Simex has not filed tax returns in recent years, and also utilization of the net operating losses would be significantly restricted, if available at all. The utilization of net operating losses would be limited under section 382 of the Internal Revenue Code due to a change in ownership of more than 50%. The significant components of the Company's deferred tax assets (liabilities) are as follows:

                                            September 30,
                                                2008
                                                ----
 Deferred tax assets:
    Net operating loss carryforward        $    813,145
    Start up costs                               63,092
                                           ------------
      Total gross deferred tax assets           876,237


 Deferred tax liabilities:
    Depreciation                                   (506)
                                           ------------
      Total gross deferred tax liabilities         (506)
                                           ------------
    Valuation allowance                        (875,731)
                                           ------------
      Net deferred tax asset (liability)   $          -
                                           ============


The difference between the tax provision at the statutory federal income tax rate and the tax provision attributable to income before taxes was as follows:


                                           September 30,
                                               2008
                                               ----
    Statutory federal income tax rate          34.0 %
    State taxes, net of federal benefits        8.7 %
    Valuation allowance                       (42.7)%
                                           ----------
    Income tax rate                             0.0 %
                                           ==========

See Note 3 for discussion of the adoption of Fin 48.



Note 8 - Commitments and Contingencies
--------------------------------------

Claims and assessments

In the normal course of business, the Company is subject to certain claims and assessments. Management believes that there are no claims or assessments outstanding which would materially affect the financial position of the Company.

Employment agreements

The Company has employment agreements with Jason A. Schutzbank, Milton B. Suchin and Zachary R. Suchin. Milton B. Suchin is Chairman of the Board of Directors and Chief Operating Officer of College Tonight. Mr. Suchin is the father of Zachary Suchin, the Company's chief executive officer. The material terms of these agreements are as follows:

- Annual compensation for Mr. Zachary R. Suchin of $100,000 per year, Mr. Milton B. Suchin of $100,000 per year, and Mr. Schutzbank of $70,000 per year. On September 8, 2008 Mr. Zachary R. Suchin, Mr. Milton B. Suchin and Mr. Schutzbank agreed to defer fifty percent of their annual compensation for a period of 67 days. Upon the completion of the 67 day period all three individuals further agreed to defer 100% of their annual compensation until additional financing could be secured;

- Subject to earlier termination, the term of each agreement will expire on June 30, 2010;

- Reimbursement of health insurance expenses up to $250 per month for Mr. Zachary R. Suchin and Mr. Schutzbank, and reimbursement of the actual costs of health insurance for Mr. Milton B. Suchin;

- In the event of a termination without cause, severance equal to the salary due under the employment contract for a period equal to the greater of one year or the remaining term of the employment contract;

- In the event College Tonight does not employ the employee following the expiration of the term of the employment contract, either because of College Tonight's decision not to renew the employment contract or the inability of College Tonight and the employee to negotiate a mutually acceptable new employment contract, severance equal to one year's salary under the employment contract;

- A confidentiality covenant prohibiting the employee from disclosing any information that is owned, used or maintained by College Tonight and which provides College Tonight with an advantage over competitors who do not know or use the information;

- A non-compete covenant preventing the employee from rendering services or owning more than 5% of any other company whose business is the operation of a social networking website for as long as the employee is receiving severance under the employment contract.

Endorsement agreement

In April 2008, the Company entered into a one year agreement with Blue-Eyed Girl, Inc. ("Blue-Eyed Girl") on behalf of Lauren Conrad. Ms. Conrad, star of the MTV series, "The Hills" and an emerging talent in the world of fashion design, has agreed to provide endorsements of College Tonight's website and related services. The Company issued Blue-Eyed Girl 250,000 shares of its common stock as partial consideration for Ms. Conrad's agreement to make various promotional appearances and to authorize the Company to use her endorsement for the purpose of promoting and publicizing the Company's website and services. Blue-Eyed Girl will be eligible to receive additional consideration, a portion of which will consist of additional shares of common stock, if the Company's website achieves certain amounts of new registered users. The Company recorded the fair value of the shares issued to Blue-Eyed Girl as prepaid marketing expenses, which is being amortized on a straight-line basis to expense over the one year term of the agreement. The prepaid marketing asset was $277,083 as of September 30, 2008. Additional consideration, if any, earned by Blue-Eyed Girl will be recognized as an expense upon attainment of the contractual milestones.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

PLAN OF OPERATIONS / OVERVIEW
-----------------------------

Our business is the operation and marketing of a website at www.thequad.com. The website displays events in and around college campuses to help promote student and community interaction, manage Greek fraternity and sorority chapters, provide for academic study forums and retail college - oriented products. Our anticipated plan of operation for the next twelve months is to continue marketing and adding features to our Website to enhance its attractiveness and utility to college students, to expand our Website to additional metropolitan areas and college campuses, and to continue our efforts to create and capture revenue opportunities available from the traffic we generate to our Website.
The Company has insufficient cash on hand to support current or anticipated operations. Although management has previously raised equity capital to fund operations, the Company must continue to seek new capital to vitalize the Company.

In light of the Reverse Merger and the new direction of College Tonight, and the accounting rules with respect to a reverse merger, we have not consolidated revenues or other financial information for our predecessor, Simex, with College Tonight's operations. Simex had been essentially inactive since 2006. College Tonight is considered a development stage company.


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues
--------

College Tonight's revenues from operations for the three months ended September 30, 2008 and 2007 were $730 and $0, respectively. During these periods, College Tonight focused on developing our business plan, promotional events, advertising and developing our website. The increase in revenue was primarily attributable to merchandise sales generated primarily from the Company's retail product revenue stream established as a result of the acquisition of OnFire in April 2008. Overall, to date, we have generated minimal revenue during the initial roll-out of our service offerings throughout 2007 and 2008. However, we have launched the thequad.com website on October 1, 2008, and are conducting several promotional events in the fourth quarter of 2008, including the Lauren Conrad College Collection tour, that are expected to result in sponsorship revenue and website membership. Accordingly, our revenues during the three months ended September 30, 2008 and 2007 are not reflective of the revenues we expect to generate in the future.

Development Costs
-----------------

College Tonight incurred development costs of $5,406 and $34,304 for the three months ended September 30, 2008 and 2007, respectively. The $28,898 decrease in development costs was a result of the capitalization of substantially all development costs in the three months ended September 30, 2008. In accordance with the criteria for capitalization, $103,909 of costs associated with the development and enhancement of the Company's new thequad.com website were capitalized in 2008. These costs represented enhancements to the functionality, software and graphics of the Company's website. Development costs for the three months ended September 30, 2007 were costs incurred in the planning stage of the Company's website. None of these costs met the criteria for capitalization as they did not represent enhancements of the functionality of the Company's website.

Marketing Expenses
------------------

College Tonight incurred marketing expenses of $174,758 and $98,286 for the three months ended September 30, 2008 and 2007, respectively. The increase of $76,472 was attributable to the advertisement and promotion costs necessary to launch our business as well as to create brand awareness for our services and Company name.

Selling, General and Administrative Expenses
--------------------------------------------

College Tonight incurred selling, general and administrative expenses of $286,648 and $163,562 for the three months ended September 30, 2008 and 2007, respectively. The increase of $123,086 was incurred in building the corporate infrastructure necessary to launch our new business. Approximately $109,592 of the 2008 expenses was attributable to the compensation of College Tonight officers and employees, and $96,685 was incurred for professional fees associated with legal and accounting costs of being a public company. The remaining selling, general and administrative expenses of $80,371 was primarily attributable to rent, insurance and travel related costs associated with the running of the business.

Interest Income
---------------

Interest income was $688 and $1,134 for the three months ended September 30, 2008 and 2007, respectively, resulting from earnings on cash invested in interest bearing bank accounts.

Loss
----

During the three months ended September 30, 2008 and 2007, we incurred a loss of $467,644 and $295,018, respectively. The net losses experienced by the Company reflect the Company's expenses to research and develop its technology, create business and financial plans, promote its service offerings and recruit management and other staff.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

Revenues
--------

College Tonight's revenues from operations for the nine months ended September 30, 2008 and 2007 were $2,384 and $4,834, respectively. During these periods College Tonight focused on developing our business plan, promotional events, advertising and developing our website. The decrease in revenue was primarily attributable to sponsorship of a promotional event by a single customer in 2007 compared to advertising revenue in 2008 and merchandise sales revenue generated from the Company's retail product revenue stream established as a result of the acquisition of OnFire in April 2008. Overall, to date, we have generated minimal revenue during the initial roll-out of our service offerings throughout 2007 and 2008. However, we launched the thequad.com website on October 1, 2008, and are conducting several promotional events in the fourth quarter of 2008, including the Lauren Conrad College Collection tour, that are expected to result in sponsorship revenue and website membership. Accordingly, our revenues during the nine months ended September 30, 2008 and 2007 are not reflective of the revenues we expect to generate in the future.


Development Costs
-----------------

College Tonight incurred development costs of $134,903 and $46,971 for the nine months ended September 30, 2008 and 2007, respectively. The $87,932 increase in development costs was used to further develop our Website in preparation for the national rollout of our online services on college campuses across the country via the launching of our website, www.thequad.com in the fourth quarter of 2008. As discussed above and in accordance with the criteria for capitalization, the Company capitalized $103,909 of costs associated with the development and enhancement of the Company's new thequad.com website in 2008. These costs represented enhancements to the functionality, software and graphics of the Company's website. Development costs for the nine months ended September 30, 2007 were costs incurred in the planning stage of the Company's website. None of these costs met the criteria for capitalization as they did not represent enhancements of the functionality of the Company's website.

Marketing Expenses
------------------

College Tonight incurred marketing expenses of $301,432 and $109,075 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $192,357 was attributable to the advertisement and promotion costs necessary to launch our business as well as to create brand awareness for our services and Company name.

Selling, General and Administrative Expenses
--------------------------------------------

College Tonight incurred selling, general and administrative expenses of $821,498 and $192,364 for the nine months ended September 30, 2008 and 2007, respectively. The increase of $629,134 was incurred in building the corporate infrastructure necessary to launch our new business. Approximately $319,681 of the 2008 expense was attributable to the compensation of College Tonight officers and employees, and $264,056 was incurred for professional fees associated with legal and accounting costs of being a public company. The remaining selling, general and administrative expenses of $237,761 was primarily attributable to rent, insurance and travel related costs associated with the running of the business.

Interest Income and Expense
---------------------------

Net interest income was $5,983 and $289 for the nine months ended September 30, 2008 and 2007, respectively, resulting from earnings on cash invested in interest bearing bank accounts and interest incurred on related party loans.

Loss
----

During the nine months ended September 30, 2008 and 2007, we incurred a loss of $1,255,246 and $343,287, respectively. The net losses experienced by the Company reflect the Company's expenses to research and develop its technology, create business and financial plans, promote its service offerings and recruit management and other staff.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had $65,493 in cash, current liabilities of $164,819 and working capital of $208,505. While we had positive working capital at September 30, 2008, we currently have minimal revenues and it's likely that we will spend all of our cash on product development and marketing expenses before we achieve a breakeven level of operations. The Company has insufficient cash on hand to support current or anticipated operations. Although management has previously raised equity capital to fund operations, the Company must continue to seek new capital to vitalize the Company. There is no assurance that we will be able to obtain additional capital or that the terms necessary to attract additional investors will be beneficial to existing shareholders. If the Company is unable to raise additional capital the Company has insufficient cash on hand to support current or anticipated operations.

At December 31, 2007, we had $728,245 in cash and restricted cash, current liabilities of $141,057, and working capital of $594,262.


GOING CONCERN

College Tonight's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, College Tonight incurred net operating losses for the nine months ended September 30, 2008 and during the period from July 3, 2006 (Inception) to September 30, 2008. These factors create substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, for the foreseeable future, on our continued success in raising capital. The financial statements do not include any adjustments that might be necessary if College Tonight is unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

College Tonight does not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.


ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Vice President of Finance and Business Development have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2008. Based on such evaluation, the Company's Chief Executive Officer and Vice President of Finance and Business Development, have concluded that, as of September 30, 2008, the Company's disclosure controls and procedures were effective.

In connection with the evaluation by management, including the Company's Chairman & Chief Executive Officer and Vice President of Finance and Business Development, no changes in the Company's internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2008 were identified that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not provided in accordance with Commission rule concerning smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS

The Company made the following unregistered sales of its common stock from July 1, 2008 through and including September 30, 2008: (i) 3,500 shares provided to a former employee as additional compensation for services and (ii) 25,000 shares sold for $0.40 per share to an accredited investor pursuant to a private placement memorandum. Each of the sales by the Company of its unregistered securities was made in reliance upon Section 4(2) of the Securities Act of 1933 as these offerings were without public solicitation or advertising.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Index
-------------

Exhibit
Number                    Description
------                    -----------
3.1 Articles of Incorporation of College Tonight, Inc., as amended. Incorporated by reference to Form 10-QSB for Simex Technologies, Inc., filed July 2, 1999 and by reference to Exhibit 3.1 of Form 8-K for Simex Technologies, Inc., dated March 5, 2008 and filed March 11, 2008.

3.2 Amended and Restated Bylaws of College Tonight, Inc. Incorporated by reference to Exhibit 3.1 of Form 10-Q for College Tonight, Inc. for the quarterly period ended June 30, 2008 and filed August 13, 2008.

16 February 16, 2008 letter from Connolly, Grady and Cha, P.C. concerning its dismissal as the Company's independent registered public accountant. Incorporated by reference to Form 8-K of Simex Technologies, Inc., dated February 12, 2008 and filed February 19, 2008.

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

* Filed herewith.

                                   ----------
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COLLEGE TONIGHT, INC.
(FORMERLY KNOWN AS SIMEX TECHNOLOGIES, INC.)

Dated: December 16, 2008



                                      By: /s/ Zachary R. Suchin
                                          ------------------------------------
                                          Zachary R. Suchin, President, CEO and
                                          Principal Executive Officer


                                      By: /s/ Aaron Samel
                                          -------------------------------------
                                          Aaron Samel, Vice President of Finance
                                          and Business Development, and
                                          Principal Financial Officer